Form 10-Q
period 2009-02-28
Nanoasia Ltd.
filed 2009-04-15
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-156409

NanoAsia Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Shop G18-19, Zheng Cheng Bu Xing Jie, Zhen Xing San Jei Dongguan, Guangdong, China
(Address of principal executive offices)

852-9260-2297
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of April 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of February 28, 2009 (unaudited) and August 31, 2008 (audited);
F-2
Statements of Operations for the three months ended February 28, 2009 and February 29, 2008, for the six months ended February 28, 2009, and period from September 19, 2007 (Inception) to February 29, 2008  and February 28, 2009 (unaudited);

F-3	Statement of Stockholders’ Deficit for period from September 19, 2007 (Inception) to February 28, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended February 28, 2009, and period from September 19, 2007 (Inception) to February 29, 2008 and February 28, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

NANOASIA LTD.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and August 31, 2008

	February 28, 2009 (unaudited)	August 31, 2008 (audited)
ASSETS

Current assets
Cash	$2,594	$6,744
Accounts receivable	360	-0
Total current assets	2,954	6,744

Total assets	$2,954	$6,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$8,685	$12,568
Total Current Liabilities	8,685	12,568

Long-term Debt
Advances from shareholders – Note 4	53,999	38,000

Total Liabilities	62,684	50,568

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 common shares authorized; 9,000,000 common shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(68,730)	(52,824)
Total stockholders’ deficit	(59,730)	(43,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,954	$6,744

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months ended February 28, 2009 and February 29, 2008
For the six months ended February 28, 2009 and the period from September 19, 2007 (Date of Inception) through February 29, 2008
For the period from September 19, 2007 (Date of Inception) through February 28, 2009

	Three months ended February 28, 2009	Three months ended February 29, 2008		Six months ended February 28, 2009	Period from September 19, 2007 (Inception) to February 29, 2008		Period from September 19, 2007 (Inception) to February 28, 2009
Revenue
Sales	$360		$-0-	$360		$-0-	$360
General and administrative expenses:
Professional fees	11,543		-0-	15,097		-0-	27,624
Office and miscellaneous	1,031		-0-	1,169		-0-	1,466
Licensing agreement	-0-		-0-	-0-		-0-	40,000
Total general and administrative expenses	12,574		-0-	16,266		-0-	69,090

Net loss and comprehensive loss	$(12,214)	$	(-0-)	$(15,906)	$	(-0-)	$(68,730)

Net loss per share: Basic and diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)

Weighted average shares outstanding: Basic and diluted	9,000,000		9,000,000	9,000,000		9,000,000

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 19, 2007 (Date of Inception) through February 28, 2009

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000
Issuance of common stock for cash at $.001	3,000,000	3,000			3,000
Net loss for the period	-	-	-	(52,824)	(52,824)
Balance August 31, 2008	9,000,000	9,000	-	(52,824)	(43,824)
Net loss for the period	-	-	-	(15,906)	(15,906)

Balance, February 28, 2009	9,000,000	$9,000	$-	$(68,730)	$(59,730)

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended February 28, 2009
For the period from September 19, 2007 (Date of Inception) through February 29, 2008
For the period from September 19, 2007 (Date of Inception) through February 28, 2009

	Six Months Ended February 28, 2009	Period from September 19, 2007 (Inception) to February 29, 2008	Period from September 19, 2007 (Inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(15,906)	$-	$(68,730)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(3,883)	-	8,685
(Increase) decrease in accounts receivable	(360)	-	(360)

CASH FLOWS USED IN OPERATING ACTIVITIES	(20,149)	-	(60,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,000	9,000
Advances from shareholders	15,999	-	53,999
CASH FLOWS FROM FINANCING ACTIVITIES	15,999	6,000	62,999

NET INCREASE (DECREASE) IN CASH	(4,150)	6,000	2,594
Cash, beginning of period	6,744	-	-
Cash, end of period	$2,594	$6,000	$2,594

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of NanoAsia Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form S-1, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NanoAsia Ltd. (“NanoAsia” or the “Company”) was incorporated in Nevada on September 19, 2007.  NanoAsia is a development stage company and has not yet realized significant revenues from its planned operations.  NanoAsia has entered into an exclusive distributorship agreement with Nanoduck Limited to distribute its line of clothing enhancement chemicals in the province of Guang Dong, China and Hong Kong.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Tax

NanoAsia follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Revenue recognition

The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

NanoAsia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

NanoAsia has negative working capital, recurring losses and has a deficit accumulated during the development stage of $68,730 as of February 28, 2009.  NanoAsia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NanoAsia has no current source of revenue. Without realization of additional capital, it would be unlikely for NanoAsia to continue as a going concern.  NanoAsia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of its business venture.  NanoAsia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its business.

NOTE 4 - LICENSE AGREEMENT

In March 2008, NanoAsia entered into an exclusive distributorship agreement with Nanoduck Limited to acquire the exclusive distribution rights to Nanoduck’s product line of clothing enhancement chemicals in the province of Guang Dong, China and Hong Kong.  In consideration, NanoAsia paid to Nanoduck Limited, cash of $40,000 on the effective date of the distributorship agreement, and will be responsible to pay an additional $20,000 with 18 months of the effective date of the agreement. The agreement shall remain in force for a thirty month period from the effective date; however, at the sole discretion of Nanoduck Limited, the agreement can be extended for an additional 30 month period upon payment by NanoAsia of an additional $20,000.

NANOASIA LTD.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 5 - ADVANCES FROM SHAREHOLDER

The advances from shareholder are non-interest bearing, and are due 12 months after receipt of written demand for payment.

NOTE 6 – COMMON STOCK

At inception, NanoAsia issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period ended August 31, 2008, NanoAsia issued 3,000,000 shares of stock for $ 3,000 cash.

NOTE 7 – COMMITMENTS

NanoAsia neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are engaged in the business of purchasing chemicals produced through the use of nano-technology by NanoDuck China (our "Products"), using those chemicals to treat finished garments for companies that manufacture and sell clothing (our “Services”), and selling those chemicals to fabric mills who wish to produce and sell fabrics with special performance features. When fabrics are treated with our Products, they become performance fabrics with special attributes: Water and Oil Repellent (“WOR”), UV Protection (“UV”), or Antibacterial (“AB”). We believe such products will enhance garment and textile performance and significantly improve the functionality of the original material without impacting the look or feel.

The rising demand for economical performance daily wears, and the benefits brought by nanotechnology have resulted in what we anticipate will be a highly receptive potential market for our Products and Services. We have partnered with NanoDuck China, Ltd (“NanoDuck”), a company that has developed WOR, UV, and AB chemical treatments for fabrics, and mixes and sells those treatments. Through our Exclusive Distributorship Agreement (“EDA”) with NanDuck, we are NanoDuck’s exclusive distributor within the entire province of Guang Dong, China, as well as Hong Kong. According to the terms of the EDA, we will pay $40,000 on the effective date of the EDA, and an additional $20,000 within eighteen months of the effective date of the EDA. We made the $40,000 payment.  The EDA is effective for thirty months and renewable for an additional thirty months upon payment of an additional $20,000 to NanoDuck. In return, we are able to purchase treatment chemicals for WOR, UV, and AB from NanoDuck at wholesale prices, which we can resell at retail prices or use in providing treatment services. NanoDuck will also provide wholesale apparel and fabric nano-treatment services to us as part of our EDA. Should we determine to build or lease a garment and fabric treatment facility in which to utilize NanoDuck’s chemicals, NanoDuck will provide equipment, chemicals, and consulting at wholesale prices, according to the terms of the EDA.

We have also licensed the formulas from NanoDuck, so that we are able to mix their proprietary chemical treatments from chemicals purchased through other suppliers if necessary. We have also independently developed a method to combine these chemicals to provide treatments that provide the performance characteristics of multiple treatments.

We plan to offer our Products to select target customers for testing and feedback in order to generate demand and establish a customer base.  We also plan to offer our Services through our contract with NanoDuck to use their facilities to treat garments.  To date, we have not earned any revenues, as we are in the beginning stages of implementing our business plan.

Purchases

We plan to continue to develop our relationship with NanoDuck, purchase chemicals, chemical treatments, and equipment, and obtain consulting services from the company. We also intend to develop relationships with other chemical suppliers, so that we may use the chemical mixing procedures that we have licensed from NanoDuck to create larger volumes of chemical treatments, should our sales exceed levels that NanoDuck can supply.

We are required to pay $20,000 to NanoDuck within 18 months of the effective date of the EDA, which is September, 2009.  Pursuant to our contract with NanoDuck, we are entitled to technical and service support from NanoAsia for applications of the Product and the specifications of the treatment process.  Upon conclusion of our Product testing, our contract allows us to purchase the Product from NanoDuck at wholesale prices.

Product Testing

We currently plan to provide our Products free of charge to a few select garment manufacturers for commercial testing and feedback.  These target customers include: HK Camper Tent Mfg Co., Ltd., a tent manufacturer based in Guang Dong Province, China; Whole March Garment Ltd., a clothing manufacturer based in Hong Kong; and DongGuan ZhongTong ZhongXing Dyeing and Washing Factory, a jean fabric manufacturer based in Guang Dong Provice, China.  The purpose of this testing is to: expose our Products to potential customers in the industry; allow those customers to sample our Products’ performance characteristics; cultivate demand for our Products to the end users; and provide us with valuable feedback on how to adapt our Products to better meet the needs of our potential manufacturing customers.

We hope that our customers are able to manufacture nanotechnology performance garments and fabrics to the marketplace without the burden of managing technical expertise, costs, time, and risks normally associated with the development of technologically sophisticated products.  We plan to work closely with our potential manufacturing customers to train them on the correct application and use of our Products, or allow these customers access to our garment treatment Services (explained below).  This process should enhance our communication with potential customers and improve the quality of instructions to use our Products.

We believe the costs on our testing and feedback program will be minimal. We do not pay our potential customers under our testing and feedback program, nor expect to spend funds for Product costs in the next few months for use in our testing and feedback program with potential customers. NanoDuck has agreed to provide samples of the Product to our potential customers under the program.  Our officers and directors will provide the oversight and work directly with potential customers. Because our funds are limited, our officers and directors are not paid for their services to our company.  In the future, if we are able to establish enough customers to sustain revenues, we plan to devote funds to hire sales representations to preside over specific locations.

To date, we have received little feedback from our potential customers.  Given the poor economic environment, our potential customers have less time and resources at present to absorb our proposed business proposition.  We have managed to offer small samples of our Products, however, on testing treatments for HK Camper Tent Mfg Co., Ltd. on their tents fabrics. In late January 2009, we received favorable feedback on the use of our Product with their tent fabrics.  This is our first step and hopefully we will gain momentum with our other targeted manufacturing customers in the near future.

Garment Treatment Services

We currently have an operations facility in Guang Dong, China, a strategic location that provides us with access to much of the textile industry in China. We are capable of offering nano-treatment services for finished garments, through sub-contract with NanoDuck, which has annual monthly treatment capacity of 60,000 garments. NanoDuck has the ability to triple its production by installing parallel treatment lines, should the demand for our treatment services increase to this level. We anticipate that NanoDuck will increase the treatment capacity of this facility by adding parallel lines one at a time over as demand dictates.

We have not received any requests for our services to date. Because we operate through NanoDuck’s facilities, we will not require significant cash to fulfill our Services to potential customers.  NanoDuck will bill us for the Treatment services and we plan to pass that cost on to our customers.

Sales and Distribution Strategy

Our goal is for our performance fabrics and clothing applications and treatments to become a leading product in the global marketplace.  In order to achieve our goal, we intend to increase awareness of our product with potential customers.

We believe we are in a unique position and possess the critical elements to implement and operate a successful nano-enabling business in the garment industry.  We have focused our sales efforts thus far on fabric manufacturers to whom we plan to sell treatment chemicals, and garment manufacturers and retailers to whom we plan to sell our garment treatment services. We intend to increase our sales efforts in these areas, utilizing the network of contacts of our executive officers and directors as well as hiring full-time sales people in the next twelve months.

We intend to employ a direct sales approach supported by account management techniques for major accounts and international labels.  We expect that these customers will provide a recurring and volume business for us, but also require professional management throughout sourcing and delivery cycles.  In addition, we will continue to expand our network of indirect sales and channel partners motivated by incentive programs, mutually beneficial relations, and cross referral benefits.

Our current marketing program contains a variety of initiatives as a continual effort to promote awareness, our leadership position, and to generate sales leads.  We plan to continue to promote our corporate brand identity to advocate our leadership position and product quality.

We plan to have booth-level presence in at least one major garment/fashion trade show each year and participate in others by co-marketing with partners.  We will continue to issue press releases for product launches and news.  We will conduct continual content renewal on our English and Chinese web sites, and will post industrial and white paper publications on these web sites.

Our partnerships with retailers and merchandise sourcing will continue to magnify our garment treatment sales, broaden our sales channels, increase brand image through tags and labels on garments, and expand our chemical sales to manufacturers producing for the retailer.

Significant Equipment

We do not anticipate purchasing any significant Equipment in the next twelve months.

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008, Six Months Ended February 28, 2009, and Period from September 19, 2007 (Date of Inception) to February 28, 2009

We generated limited revenue for the period from September 19, 2007 (Date of Inception) to February 28, 2009.

We incurred operating expenses in the amount of $12,574 for the three months ended February 28, 2009, compared with $0 in operating expenses for the period ended February 29, 2008. We incurred more operating expenses in the three months ended February 28, 2009 than in the same period in 2008 as a result of professional fees in connection with filing our Registration Statement with the SEC.

We incurred operating expenses in the amount of $16,266 for the six months ended February 28, 2009, and $69,090 for the period from September 19, 2007 (Date of Inception) to February 28, 2009.

Professional Fees accounted for $27,624, Office and Miscellaneous expenses accounted for $1,466 and Licensing Agreement fees accounted for $40,000 for the period from September 19, 2007 (Date of Inception) to February 28, 2009.

Due to our expenses listed above and our lack of revenue, we incurred a net loss in the amount of $12,214 for the three months ended February 28, 2009, compared with $0 for the same period ended February 29, 2008.  We incurred a net loss of $15,906 for the six months ended February 28, 2009, and $68,730 for the period from September 19, 2007 (Date of Inception) to February 28, 2009.

Liquidity and Capital Resources

As of February 28, 2009, we had total current assets of $2,954. Our total current liabilities as of February 28, 2009 were $8,685. We had a working capital deficit of $5,731 as of February 28, 2009.

Operating activities used $60,405 in cash for the period from September 19, 2007 (Date of Inception) to February 28, 2009. Our net loss of $68,730 was the primary component of our negative operating cash flow, offset by an increase in accrued expenses in the amount of $8,685. Cash flows provided by financing activities during the period from September 19, 2007 (Date of Inception) to February 28, 2009 was $62,999 and consisted of $9,000 as proceeds from the issuance of common stock and $53,999 as proceeds from a loan from shareholders.

As of February 28, 2009, we seem have insufficient cash to operate our business at the current level for the next twelve months. Accordingly, we anticipate that we must raise additional capital to achieve our business goals and to continue operations. We believe that $50,000 will be sufficient to help us implement our business plan.  We will need to pay NanoDuck an additional $20,000 under the terms of the EDA, plus we will need roughly $30,000 to cover administrative costs for the next twelve months.  The bulk of funds will be used for legal and accounting fees associated with our reporting obligations as a public company.

Although our principals have no legal obligation to infuse additional capital, it is anticipated that our principals will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. We may also have to raise additional capital in the form of private equity securities to meet our financial requirements over the next twelve months. In the event we are not able to obtain financing within the next twelve months, our operations will be limited.

Going Concern

We have negative working capital, recurring losses and have a deficit accumulated during the development stage of $68,730 as of February 28, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of our business venture. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of our business.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ryan Chi Wing So.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2009, the registration statement filed on Form S-1 (Commission file number 333-156409) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3, 000,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NanoAsia, Ltd.

Date:	April 14, 2009

By: /s/ Ryan Chi Wing So Ryan Chi Wing So Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director