Form 10-Q
period 2009-05-31
Nanoasia Ltd.
filed 2009-07-16
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of June 25, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2009 (unaudited) and August 31, 2008 (audited);
F-2
Statements of Operations for the three months ended May 31, 2009 and May 31, 2008, for the nine months ended May 31, 2009, and period from September 19, 2007 (Inception) to May 31, 2008  and May 31, 2009 (unaudited);

F-3	Statement of Stockholders’ Deficit for period from September 19, 2007 (Inception) to May 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended May 31, 2009, and period from September 19, 2007 (Inception) to May 31, 2008 and May 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

NANOASIA LTD.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2009 and August 31, 2008

	May 31, 2009 (unaudited)	August 31, 2008 (audited)
ASSETS

Current assets
Cash	$2,096	$6,744
Total current assets	2,096	6,744

Total assets	$2,096	$6,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$3,991	$12,568
Total Current Liabilities	3,991	12,568

Advances from shareholders – Note 4	63,999	38,000

Total Liabilities	67,990	50,568
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 common shares authorized; 9,000,000 common shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(74,894)	(52,824)
Total stockholders’ deficit	(65,894)	(43,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,096	$6,744

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months ended May 31, 2009 and 2008
For the nine months ended May 31, 2009 and the period from September 19, 2007 (Date of Inception) through May 31, 2008 and May 31, 2009

	Three months ended May 31, 2009	Three months ended May 31, 2008		Nine months ended May 31, 2009	Period from September 19, 2007 (Inception) to May 31, 2008		Period from September 19, 2007 (Inception) to May 31, 2009

Revenue
Sales	$-0-		$-0-	$360		$-0-	$360
General and administrative expenses:
Professional fees	6,053		-0-	21,150		-0-	33,677
Office and miscellaneous	111		-0-	1,280		-0-	1,587
Licensing agreement	-0-		-0-	-0-		-0-	40,000
Total general and administrative expenses	6,164		-0-	22,430		-0-	75,264

Net loss and comprehensive loss	$(6,164)	$	(-0-)	$(22,070)	$	(-0-)	$(74,894)

Net loss per share:
Basic and diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,000,000		9,000,000	9,000,000		9,000,000

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 19, 2007 (Date of Inception) through May 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000
Issuance of common stock for cash at $.001	3,000,000	3,000			3,000
Net loss for the period	-	-	-	(52,824)	(52,824)
Balance August 31, 2008	9,000,000	9,000	-	(52,824)	(43,824)
Net loss for the period	-	-	-	(22,070)	(22,070)

Balance, May 31, 2009	9,000,000	$9,000	$-	$(74,894)	$(65,894)

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended May 31, 2009
For the period from September 19, 2007 (Date of Inception) through May 31, 2008
For the period from September 19, 2007 (Date of Inception) through May 31, 2009

	Nine Months Ended May 31, 2009	Period from September 19, 2007 (Inception) to May 31, 2008	Period from September 19, 2007 (Inception) to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(22,070)	$-	$(74,894)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(8,577)	-	3,991
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,647)	-	(70,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,000	9,000
Advances from shareholders	25,999	-	63,999
CASH FLOWS FROM FINANCING ACTIVITIES	25,999	6,000	72,999

NET INCREASE (DECREASE) IN CASH	(4,648)	6,000	2,096
Cash, beginning of period	6,744	-	-
Cash, end of period	$2,096	$6,000	$2,096

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of NanoAsia Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form S-1, have been omitted.

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
May 31, 2009

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Revenue Recognition

The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

NanoAsia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

NanoAsia has recurring losses and has a deficit accumulated during the development stage of $74,894 as of May 31, 2009.  NanoAsia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NanoAsia has no current source of revenue. Without realization of additional capital, it would be unlikely for NanoAsia to continue as a going concern.  NanoAsia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of its business venture.  NanoAsia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its business.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
NOTE 5 - ADVANCES FROM SHAREHOLDER

The advances from shareholder are non-interest bearing, and are due 12 months after receipt of written demand for payment.

NOTE 6 – COMMON STOCK

At inception, NanoAsia issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period, NanoAsia issued 3,000,000 shares of stock for $ 3,000 cash.

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

Results of Operations for the Three Months Ended May 31, 2009 and May 31, 2008, Nine Months Ended May 31, 2009, and Period from September 19, 2007 (Date of Inception) to May 31, 2009

We generated virtually no revenue for the period from September 19, 2007 (Date of Inception) to May 31, 2009.

We incurred operating expenses in the amount of $6,164 for the three months ended May 31, 2009, compared with $0 in operating expenses for the period ended May 31, 2008. We incurred more operating expenses in the three months ended May 31, 2009 than in the same period in 2008 as a result of professional fees in connection with our reporting obligations with the SEC.

We incurred operating expenses in the amount of $22,430 for the nine months ended May 31, 2009, and $75,264 for the period from September 19, 2007 (Date of Inception) to May 31, 2009.

Professional Fees accounted for $33,677, Office and Miscellaneous expenses accounted for $1,587 and Licensing Agreement fees accounted for $40,000 for the period from September 19, 2007 (Date of Inception) to May 31, 2009.

Due to our expenses listed above and our lack of revenue, we incurred a net loss in the amount of $6,164 for the three months ended May 31, 2009, compared with $0 for the same period ended May 31, 2008.  We incurred a net loss of $22,070 for the nine months ended May 31, 2009, and $74,894 for the period from September 19, 2007 (Date of Inception) to May 31, 2009.

Liquidity and Capital Resources

As of May 31, 2009, we had total current assets of $2,096. Our total current liabilities as of May 31, 2009 were $3,991. We had a working capital deficit of $1,895 as of May 31, 2009.

Operating activities used $70,903 in cash for the period from September 19, 2007 (Date of Inception) to May 31, 2009. Our net loss of $74,894 was the primary component of our negative operating cash flow, offset by an increase in accrued expenses in the amount of $3,991. Cash flows provided by financing activities during the period from September 19, 2007 (Date of Inception) to May 31, 2009 was $72,999 and consisted of $9,000 as proceeds from the issuance of common stock and $63,999 as proceeds from a loan from shareholders. The advances from shareholder are non-interest bearing, and are due 12 months after receipt of written demand for payment.

As of May 31, 2009, we seem have insufficient cash to operate our business at the current level for the next twelve months. Accordingly, we anticipate that we must raise additional capital to achieve our business goals and to continue operations. We believe that $50,000 will be sufficient to help us implement our business plan.  We will need to pay NanoDuck an additional $20,000 under the terms of the EDA, plus we will need roughly $30,000 to cover administrative costs for the next twelve months.  The bulk of funds will be used for legal and accounting fees associated with our reporting obligations as a public company.

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

Going Concern

We have negative working capital, recurring losses and have a deficit accumulated during the development stage of $74,894 as of May 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of our business venture. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of our business.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ryan Chi Wing So.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

NanoAsia, Ltd.

Date:	July 14 2009

By: /s/ Ryan Chi Wing So Ryan Chi Wing So Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director