Form 10-K
period 2009-08-31
Nanoasia Ltd.
filed 2009-12-15
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-156409

NanoAsia Ltd.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Shop G18-19 Zheng Cheng Bu Xing Jie, Changping, Dongguan Guangdong China	523560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 852-9260-2297
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  9,000,000 as of November 30, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	23

 PART I
Item 1.   Business

Company Overview

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

We plan to offer our Products to select target customers for testing and feedback in order to generate demand and establish a customer base.  We also plan to offer our Services through our contract with NanoDuck to use their facilities to treat garments.  To date, we have not earned any significant revenues, as we are in the beginning stages of implementing our business plan.

Nanotechnology

Nanotechnology refers broadly to a field of applied science and technology whose unifying theme is the control of matter on the atomic and molecular level in scales smaller than 1 micrometer, normally 1 to 100 nanometers, and the fabrication of devices within that size range.  In particular, nanotechnology may involve the manipulation of materials on the atomic level so that they take on new characteristics, such as increased strength.  Nanotechnology provides the ability to work on a nano or submicron scale to create intelligent structures that are superior and have fundamentally different, performance-enhancing molecular organizations.  Working on a nano-scale allows the building of molecular architectures that can be specifically designed to create desirable attributes in fabrics.

Nanotechnology and nanoscience got started in the early 1980s and is a highly multidisciplinary field, drawing from fields such as applied physics, materials science, colloidal science, device physics, supramolecular chemistry, and even mechanical and electrical engineering. Nanotechnology can be seen as an extension of existing sciences into the nanoscale, or as a recasting of existing sciences using a newer, more modern term.

One nanometer (nm) is one billionth, or 10-9 of a meter. To put that scale into context the comparative size of a nanometer to a meter is the same as that of a marble to the size of the earth.

Two main approaches are used in nanotechnology. In the "bottom-up" approach, materials and devices are built from molecular components which assemble themselves chemically by principles of molecular recognition. In the "top-down" approach, nano-objects are constructed from larger entities without atomic-level control.

Examples of nanotechnology in modern use are the manufacture of polymers based on molecular structure, and the design of computer chip layouts based on surface science. Despite the great promise of numerous nanotechnologies such as quantum dots and nanotubes, real commercial applications have mainly used the advantages of colloidal nanoparticles in bulk form, such as suntan lotion, cosmetics, protective coatings, and performance fabrics and clothing.

Nanotech Industry

Both investment in nanotechnology research and the market for nanotech products are expanding rapidly. Globally, governments in developed nations are investing about $4 billion annually into research and development of nanotechnology projects. The U.S. government alone invests about $1.4 billion yearly, an increase of more than 10-fold since 1997.  The Japanese government is investing about $1 billion yearly in nanotech research. The European Nanotechnology Trade Alliance estimates government funding of nanotech research in the European region at 480 million Euros for 2004. The same organization counts more than 529 nanotechnology companies in Europe.

The Project on Emerging Nanotechnologies launched the world's first online inventory of manufacturer-identified nanotech goods in March 2006, and the nanomaterial of choice among these products appears to be silver - which manufacturers claim is in 139 products or nearly 25% of inventory - far outstripping carbon, gold, or silica. According to Science Daily, an estimated $50 billion worth of nanotechnology manufactured goods were on the global market in 2006, and the number of nanotechnology enabled consumer products - from dietary supplements to skin products to electronic devices - has more than doubled to over 500 products since then. By 2014, a projected $2.6 trillion in global manufactured goods will incorporate nanotech, or about 15% of total output. The growing nano-workforce is predicted to reach 2 million globally by 2015.

Textile and Garment Industry

The textile and garment industry is widely viewed as a traditional industry.  However, increased competition is forcing the industry to restructure and modernize.  There is a general recognition that producing traditional apparel products may no longer be sufficient to sustain a viable business, and the textile industries may have to move toward more innovative, high quality products in order to differentiate and compete.  The key areas for increased competitiveness are in information technology, biotechnology, and nanotechnology.

According to the World Trade Organization's ("WTO") statistics, world trade in textiles and garments was US $169 billion and US $226 billion in 2002 and 2003, respectively.  According to Textile Intelligence, "Global products will grow by 25% between 2002 and 2010.  Most of this growth will take place in Asia.

A recent study by McKinsey consultants showed China could account for half of the world's clothing and textile exports by 2008, up from 21.6% in 2000.  In 2004, China's garment industry produced 11.83 billion clothes, up 15.1%, earned sales volume of US $46.7 billion, up 20.1%.  The industry's exported cloths earned US $61.86 billion, up 18.8%.  China's demand for textile chemicals has been growing 12.5% over the past decade.

Performance Apparel Industry

Performance apparel is one of the fastest growing sectors of the international textile and clothing industry.  Performance apparel, in its current form, is defined as exhibiting one or more of the following value-added properties:  water and oil repellent, soil release, wrinkle resistance, anti-bacterial and odor reduction, UV protection, anti-static, insect repellent, quick dry and cool, and fire retardant.  According to a September 30, 2006 report by Marketresearch.com, the market for performance apparel is buoyant, and will continue to be so, as fabric technology improves performance garments. Performance apparel currently accounts for over 10% of the sportswear market and is forecast to be worth US $4.29 billion by 2012 at wholesale, compared to the $340 million in 2004.  As performance apparel is sold both to the individual consumer as sportswear at retail prices and as a business-to-business protective clothing sale at wholesale prices, the industry is divided into two segments: sportswear and protective clothing.

The main areas of sales for smart and interactive textiles are the military, healthcare, and performance sportswear.  Market growth is being fueled by the emergence of new fibers, advanced fabrics and innovative process technologies.  The market is also expanding due to changes in consumer lifestyles.  People are living longer and spending more time on leisure activities.  New high-tech fabrics and apparel designed for high performance wear are crossing over the boundary into everyday fashion.  Some of the key methods which are being used and developed for smart textiles are wearable electronics, nanotechnology, phase change materials, and shape memory materials.

Our Products and Services

The rising demand for economical performance daily wears, and the benefits brought by nanotechnology have resulted in what we anticipate will be a highly receptive potential market for our Products and Services.  The weaving and knitting technology are mature and competition is shifting toward using chemicals to enhance apparel performance.  This segment is growing rapidly and is expected to be the focus of future competition.  More inventions are coming from the laboratory and most of them are derived from nanotechnology-based chemical treatments.  We believe that some of the performance features will become a standard for garments over time.  This is confirmed by the wide proliferation of permanent press, wrinkle free, and tumble-dry garments in recent years.

We have partnered with NanoDuck China, Ltd (“NanoDuck”), a company that has developed WOR, UV, and AB chemical treatments for fabrics, and mixes and sells those treatments. Through our Exclusive Distributorship Agreement (“EDA”) with NanDuck, we are NanoDuck’s exclusive distributor within the entire province of Guang Dong, China, as well as Hong Kong. According to the terms of the EDA, we will pay $40,000 on the effective date of the EDA, and an additional $20,000 within eighteen months of the effective date of the EDA. We made the $40,000 payment.  We have not yet made the $20,000 payment.  Under the EDA, the payment is due on December 27, 2009. On December 3, 2009, however, we entered into an amendment to the EDA with NanoDuck to extend the payment of $20,000 for thirty months from the effective date of the amendment.  This action was taken as a result in the current economic turndown.

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

We have also licensed the formulas from NanoDuck, so that we are able to mix their proprietary chemical treatments from chemicals purchased through other suppliers if necessary. We have also independently developed a method to combine these chemicals to provide treatments that provide the performance characteristics of multiple treatments. We currently offer the following nano-treatment related products and services:

Apparel Nano-Treatment Services:  We have the ability to treat finished garments by utilizing NanoDuck’s China treatment facility on behalf of our customers. NanoDuck’s China facility has a treatment capacity of 60,000 pieces of garment per month and is readily expandable by threefold with the addition of parallel processing equipment.  We are also able to partner with mass production factories to process overflow orders for garments should that become necessary.

Chemical Supply:  We source treatment chemicals from NanoDuck and either resell them directly to fabrics manufacturers, or blend them, when required, to create different compounds under our brand name, to resell to manufacturers for producing the garments or textiles with the desired properties. Although we offer treatment services for both fabrics and finished garments, fabric manufacturers who wish to internally produce performance fabrics for their customers purchase treatment chemicals from us and incorporate them into their manufacturing processes. Following is a table of the chemical treatments we offer, our purchase prices, sales prices, and margin percentages:

Chemicals	Purchase Price	Sales Price	Gross Margin %
	USD/kg	USD/kg	USD/kg
ND1*	18.18	29.22	37.8%
ND5*	15.06	29.22	48.5%
ND6*	16.23	29.22	44.5%
UV	18.18	35.00	48.1%
AB	53.00	107.00	50.5%

*ND1 is WOR for Cotton and Cotton Blends, ND5 is WOR for Polyester and Synthetic fibers, and ND6 is WOR for Cotton, Synthetics, and their blends.

Competition

We face significant competition in the performance apparel field.  Various applications of nanotechnology to fabric, clothing, laundry solutions, masks, and sprays that compete with our Products are listed below:

Repellents and Fabrics

▪
Nanoprotex is a water-based, ultra thin, transparent penetrating nanotechnology repellent for textile and fabric. The product uses molecular bonding with a mineral substrate to form a hydrophobic surface, yet is still permeable to water vapor allowing the substrate to breathe naturally.

▪
E47 fibers and fabrics claim to control odor-producing microbes faster, safer, longer and more efficiently than other fabric technologies.  E47 controls odor causing microbial proliferation by accelerating silver ionic flux through advanced integrated nanotechnologies.

▪	Mipan Magic Silver Nano by Mipan is a multifunctional anti-microbial fiber derived from Silver Nano technology that protects wearers from various kinds of harmful germs and external environments.
▪
Morphotex Fiber by Teijin Fiber Corporation is light interference fiber that uses nano-order polymer layering technology, and new materials manufactured with a spinning technology that facilitates the production of fibers with nano-sized diameters.

Clothing

▪
Bicycle Fixed Shorts by Rapha Racing Ltd. are made from water- and stain-resistant Schoeller Nanosphere fabric that claims to be stretchy and breathable enough to provide all day comfort on and off the bike.

▪	ContourWear used Schoeller Dynamic fabric to make their AnyWear women's pants abrasion-, wrinkle-, and stain-resistant.
▪	Double L Chinos by L.L. Bean uses Nano-Care by Nano-Tex treatment to make their wrinkle- and stain-resistant fabric.
▪	Eddie Bauer Water Shorts feature Nano-Dry moisture management technology for fast-drying comfort as well as built-in sunscreen.
▪
Elements Nano-Tex Jacket by Jack Wolfskin applies a Texapore base fabric to create an apparel solution that benefits from effective and lasting protection from dirt, dampness, and odors.  This membrane also renders the jacket breathable and provides a total waterproof and windproof spec.

▪	The I-Tex “Silver Nano” Anti Bacterial Polo-Shirt by Innotech Textile Co., Ltd. and United Textile Mills Co., Ltd., a leading textile company in Thailand.
▪
The Demron coverall by Radiation Shield Technologies is constructed with an integrated hood, heat sealed seams, and seam seal tape for added protection. Due to advanced molecular design, the Demron coverall allows for better heat dissipation than other impermeable protective fabrics, providing the user with a cooler core environment.

▪	AgActive's business socks are made from cotton, elastane and elastic for extra softness, stretch and breathability. The nano particles of silver help maintain healthy, bacteria free feet.
▪
Contour-Foam Slippers by Sharper Image for men and women feature insoles of heat-sensitive Contour-Foam. This space-age, viscoelastic material is five-times denser than any conventional foam yet it immediately responds to your body's shape, weight and warmth to mold a custom cradle of firm but pressure-free support.  The outer soles are molded of durable, lightweight polyurethane; these slippers can be worn outside, wet or dry.

▪	Dainty Footings shoe cushions reduce shock to your feet and joints, stop foot and toe slippage, help prevent the formation of blisters and calluses and keep feet cool and dry.

Other Products

▪
Laundry Pure by Ecoquest uses silver ions to provide unique antibacterial properties. LaundryPure uses nanotechnology to electrolyze 99.99% pure silver probes during the wash and rinse cycles. These silver ions bind themselves to the fabric to provide ongoing protection against odor-causing bacteria.

▪	Nanobabies offers a full line of undergarments, masks, and body sprays that employ nano-treatment technology.

We believe that our success will depend upon our ability to remain competitive in our product areas.  Our success will depend, in part, on the uniqueness of our services and applications of nanotechnology on both garment and fabrics.  This enables customers to select the best approach considering the merchandise's configuration as well as cost, logistics, and time.  We believe that the advantages that our Products and Services present to the performance apparel market are significant enough to generate high sales growth and competitive advantage.

Intellectual Property

We plan to register our trademark and logo have been registered in China and Hong Kong. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer.  Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the development, manufacture, and sale of our Product are not subject to special regulatory and/or supervisory requirements.

Environmental Laws and Health Risks

There is currently no government oversight and no labeling requirements for nano-products anywhere in the world.  However, there is growing body of scientific evidence which demonstrates the potential for some nanomaterials to be toxic to humans or the environment. The smaller a particle, the greater its surface area to volume ratio and the higher its chemical reactivity and biological activity.

The greater chemical reactivity of nanomaterials results in increased production of reactive oxygen species ("ROS"), including free radicals. ROS production has been found in a diverse range of nanomaterials including carbon fullerenes, carbon nanotubes and nanoparticle metal oxides. ROS and free radical production is one of the primary mechanisms of nanoparticle toxicity; it may result in oxidative stress, inflammation, and consequent damage to proteins, membranes and DNA. The extremely small size of nanomaterials also means that they are much more readily taken up by the human body than larger sized particles.

Nanomaterials are able to cross biological membranes and access cells, tissues and organs that larger-sized particles normally cannot. Nanomaterials can gain access to the blood stream following inhalation or ingestion. At least some nanomaterials can penetrate the skin; even larger microparticles may penetrate skin when it is flexed. Broken skin is an ineffective particle barrier, suggesting that acne, eczema, shaving wounds or severe sunburn may enable skin uptake of nanomaterials more readily.

Once in the blood stream, nanomaterials can be transported around the body and are taken up by organs and tissues including the brain, heart, liver, kidneys, spleen, bone marrow and nervous system. Nanomaterials have proved toxic to human tissue and cell cultures, resulting in increased oxidative stress, inflammatory cytokine production and cell death. Unlike larger particles, nanomaterials may be taken up by cell mitochondria and the cell nucleus. Studies demonstrate the potential for nanomaterials to cause DNA mutation and induce major structural damage to mitochondria, even resulting in cell death. Size is therefore a key factor in determining the potential toxicity of a particle. However it is not the only important factor.

Other properties of nanomaterials that influence toxicity include: chemical composition, shape, surface structure, surface charge, aggregation and solubility, and the presence or absence of functional groups of other chemicals. The large number of variables influencing toxicity means that it is difficult to generalize about health risks associated with exposure to nanomaterials – each new nanomaterial must be assessed individually and all material properties must be taken into account.

In its seminal 2004 report Nanoscience and Nanotechnologies: Opportunities and Uncertainties, the United Kingdom's Royal Society recommended that nanomaterials be regulated as new chemicals, that research laboratories and factories treat nanomaterials "as if they were hazardous," that release of nanomaterials into the environment be avoided as far as possible, and that products containing nanomaterials be subject to new safety testing requirements prior to their commercial release. Yet regulations world-wide still fail to distinguish between materials in their nanoscale and bulk form.  This means that nanomaterials remain effectively unregulated; there is no regulatory requirement for nanomaterials to face new health and safety testing or environmental impact assessment prior to their use in commercial products, if these materials have already been approved in bulk form.  The International Council on Nanotechnology maintains a database and Virtual Journal of scientific papers on environmental, health and safety research on nanoparticles. The database currently has over 2000 entries indexed by particle type, exposure pathway and other criteria.  The Project on Emerging Nanotechnologies currently lists 502 products that manufacturers have voluntarily identified that use nanotechnology. No labeling is required by the FDA so that number could be significantly higher.

The health risks of nanomaterials are of particular concern for workers who may face occupational exposure to nanomaterials at higher levels, and on a more routine basis, than the general public.

Recently "a broad international coalition of consumer, public health, environmental, labor, and civil society organizations spanning six continents called for strong, comprehensive oversight of the new technology and its products" according to the International Center for Technology Assessment in its report Principles for the Oversight of Nanotechnologies and Nanomaterials.  The group has urged action based on eight principles. They are: 1) A Precautionary Foundation 2) Mandatory Nano-specific Regulations 3) Health and Safety of the Public and Workers 4) Environmental Protection 5) Transparency 6) Public Participation 7) Inclusion of Broader Impacts and 8) Manufacturer Liability.

We cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal office is located at Shop G18-19, Zheng Cheng Bu Xing Jie, Zhen Xing San Jei, Dongguan, Guangdong, China.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “NNAS.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2009
Quarter Ended	High $	Low $
August 31, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A

Fiscal Year Ending August 31, 2008
Quarter Ended	High $	Low $
August 31, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of August 31, 2009, we had 9,000,000 shares of our common stock issued and outstanding, held by 31 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We plan to offer our Products to select target customers for testing and feedback in order to generate demand and establish a customer base.  We also plan to offer our Services through our contract with NanoDuck to use their facilities to treat garments.  To date, we have not earned any significant revenues, as we are in the beginning stages of implementing our business plan.

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

We are required to pay $20,000 to NanoDuck within 18 months of the effective date of the EDA, which is December 27, 2009.  We have not yet made the $20,000 payment.  On December 3, 2009, we entered into an amendment to the EDA with NanoDuck to extend the payment of $20,000 for thirty months from the effective date of the amendment.  This action was taken as a result in the current economic turndown.

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

Results of Operations for the Year Ended August 31, 2009, and Period from September 19, 2007 (Date of Inception) to August 31, 2009

We generated revenues of $360 for the period from September 19, 2007 (Date of Inception) to August 31, 2009.

We incurred operating expenses in the amount of $37,978 for the year ended August 31, 2009. Professional Fees accounted for $34,149, Office and Miscellaneous expenses accounted for $3,829 and Licensing Agreement fees accounted for $0 for the year ended August 31, 2009.

We incurred more operating expenses in the amount of $90,802 for the period from September 19, 2007 (Date of Inception) to August 31, 2009. Professional Fees accounted for $46,676, Office and Miscellaneous expenses accounted for $4,126 and Licensing Agreement fees accounted for $40,000 for the period from September 19, 2007 (Date of Inception) to August 31, 2009.

Due to our expenses listed above and our lack of revenue, we incurred a net loss in the amount of $37,618 for the year ended August 31, 2009. We incurred a net loss of $90,442 for the period from September 19, 2007 (Date of Inception) to August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2009, we had total current assets of $2,096. Our total current liabilities as of August 31, 2009 were $19,538. We had a working capital deficit of $17,442 as of August 31, 2009.

Operating activities used $70,904 in cash for the period from September 19, 2007 (Date of Inception) to August 31, 2009. Our net loss of $90,442 was the primary component of our negative operating cash flow, offset by an increase in accrued expenses in the amount of $19,538. Cash flows provided by financing activities during the period from September 19, 2007 (Date of Inception) to August 31, 2009 was $73,000 and consisted of $9,000 as proceeds from the issuance of common stock and $64,000 as proceeds from  shareholder advances. The advances from shareholder are non-interest bearing, and are due 12 months after receipt of written demand for payment.

As of August 31, 2009, we seem have insufficient cash to operate our business at the current level for the next twelve months. Accordingly, we anticipate that we must raise additional capital to achieve our business goals and to continue operations. We believe that $50,000 will be sufficient to help us implement our business plan.  We will need to pay NanoDuck an additional $20,000 under the terms of the EDA, plus we will need roughly $30,000 to cover administrative costs for the next twelve months.  The bulk of funds will be used for legal and accounting fees associated with our reporting obligations as a public company.

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

Going Concern

We have negative working capital, recurring losses and have a deficit accumulated during the development stage of $90,442 as of August 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of our business venture. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of our business.

Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending August 31, 2009.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of August 31, 2009 and their present positions.

Name	Age	Position Held with the Company
Ryan Chi Wing So	23	President, CEO, and Director
Sien Ting Cindy Tsang	42	Secretary

Set forth below is a brief description of the background and business experience of executive officers and directors.

Ryan Chi Wing So is our sole executive officer and director. He graduated from University of Victoria 1992 with a Bachelor of Science Degree in Computer Science. From 1997 through 2003, Ryan Chi Wing So worked as a customer service supervisor with Ringier Print Limited in Hong Kong, where he was responsible for developing business relationships and overseeing the company’s customer service coordinators. Since 2004, he has worked as the Prepress Supervisor for Ringier Print Limited, interacting with printing plate and chemical suppliers, overseeing the daily operations of the pre-press department, and investigating new technology for company development.

Sien Ting Cindy Tsang is our Secretary.  From 1997 to the present, Ms. Tsang has been an assistant at the Chiropractic Wellness Center in Hong Kong

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

 Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Tee Kai Shen, at the address appearing on the first page of this annual report.

Code of Ethics

August 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2009 through 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Chi Wing So President, CEO, Secretary and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Sien Ting Cindy Tsang Secretary	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ryan Chi Wing So	-	-	-	-	-	-	-	-	-
Sien Ting Cindy Tsang	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of August 31, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Chi Wing So	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of August 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of August 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2
Ryan Chi Wing So	Common Stock	2,000,000	22.2%
DIRECTORS AND OFFICERS – TOTAL		2,000,000	22.2%

5% SHAREHOLDERS
Chun Fong Tsang	Common Stock	4,000,000	44.4%
5% SHAREHOLDERS – TOTAL		4,000,000	44.4%

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 9,000,000 shares of common stock issued and outstanding for the company as of August 31, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

In June 2008, Mr. Chun Fong Tsang advanced us $48,000.  The advance from this shareholder is non-interest bearing, and due 12 months after receipt of written demand for payment.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$5,750	$0	$0	$0
2008	$3,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of August 31, 2009 and 2008
F-3	Statements of Operations for the Years Ended August 31, 2009 and August 31, 2008 and period from inception (September 19, 2007) to August 31, 2009
F-4	Statement of Stockholders’ Deficit for period from inception (September 19, 2007) to August 31, 2009
F-5	Statements of Cash Flows for the Years Ended August 31, 2009 and August 31, 2008 and period from inception (September 19, 2007) to August 31, 2009
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 NanoAsia Ltd.

By:	/s/Ryan Chi Wing So
Ryan Chi Wing So President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Ryan Chi Wing So
Ryan Chi Wing So President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 15, 2009

 Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
NanoAsia Ltd.
Reno, Nevada

We have audited the accompanying balance sheets of NanoAsia Ltd.  (the “Company”) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the periods then ended and for the period from September 19, 2007 (Date of Inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoAsia Ltd.  as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and for the period from September 19, 2007 (Date of Inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 15, 2009

NANOASIA LTD.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31, 2009 AND 2008

	2009	2008
ASSETS

Current Assets
Cash	$2,096	$6,744

TOTAL ASSETS	$2,096	$6,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$19,538	$12,568

Long-Term Liabilities
Advances from shareholders	64,000	38,000

TOTAL LIABILITIES	83,538	50,568

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 common shares and 10,000,000 preferred shares authorized; 9,000,000 common shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(90,442)	(52,824)
TOTAL STOCKHOLDERS’ DEFICIT	(81,442)	(43,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,096	$6,744

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED AUGUST 31, 2009 AND 2008
FOR THE PERIOD FROM SEPTEMBER 19, 2007 (INCEPTION) TO AUGUST 31, 2009

	Year ended August 31, 2009	Period ended August 31, 2008	Period from September 19, 2007 (Inception) to August 31, 2009

REVENUES	$360	$0	$360

EXPENSES
Professional fees	34,149	12,527	46,676
Office and miscellaneous	3,829	297	4,126
Licensing agreement	0	40,000	40,000
TOTAL EXPENSES	37,978	52,824	90,802

NET LOSS	$(37,618)	$(52,824)	$(90,442)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 19, 2007 (INCEPTION) TO AUGUST 31, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000

Issuance of common stock for cash at $.001	3,000,000	3,000			3,000

Net loss for the period	-	-	-	(52,824)	(52,824)

Balance, August 31, 2008	9,000,000	9,000	-	(52,824)	(43,824)

Net loss for the period	-	-	-	(37,618)	(37,618)

Balance, August 31, 2009	9,000,000	$9,000	$-	$(90,442)	$(81,442)

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED AUGUST 31, 2009 AND 2008
FOR THE PERIOD FROM SEPTEMBER 19, 2007 (INCEPTION) TO AUGUST 31, 2009

	Year ended August 31, 2009	Period ended August 31, 2008	Period from September 19, 2007 (Inception) to August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(37,618)	$(52,824)	$(90,442)
Changes in assets and liabilities:
Increase in accrued expenses	6,970	12,568	19,538
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,648)	(40,256)	(70,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	9,000	9,000
Advances from shareholders	26,000	38,000	64,000
CASH FLOWS FROM FINANCING ACTIVITIES	26,000	47,000	73,000

NET INCREASE IN CASH	(4,648)	6,744	2,096
Cash, beginning of period	6,744	0	0
Cash, end of period	$2,096	$6,744	$2,096

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Nanoasia Ltd. (“Nanoasia” or the “Company”) was incorporated in Nevada on September 19, 2007.  Nanoasia is a Development stage company and has not yet realized any revenues from its planned operations.  Nanoasia has entered into an exclusive distributorship agreement with Nanoduck Limited to distribute its line of clothing enhancement chemicals in the province of Guang Dong, China and Hong Kong.

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

Comprehensive Income
The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax
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

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements
Nanoasia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

Nanoasia has recurring losses and has a deficit accumulated during the development stage of $90,442 as of August 31, 2009.  Nanoasia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Nanoasia has no current source of revenue. Without realization of additional capital, it would be unlikely for Nanoasia to continue as a going concern.  Nanoasia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Nanoasia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – LICENSE AGREEMENT

In March 2008, Nanoasia entered into an exclusive distributorship agreement with Nanoduck Limited to acquire the exclusive distribution rights to Nanoduck’s product line of clothing enhancement chemicals in the province of Guang Dong, China and Hong Kong.  In consideration, Nanoasia paid to Nanoduck Limited, cash of $ 40,000 on the effective date of the distributorship agreement, and will be responsible to pay an additional $ 20,000 with 18 months of the effective date of the agreement. The agreement shall remain in force for a thirty month period from the effective date; however, at the sole discretion of Nanoduck Limited, the agreement can be extended for an additional 30 month period upon payment by Nanoasia of an additional $ 20,000.

NOTE 4 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are non-interest bearing, and are due 12 months after receipt of written demand for payment.  During the year ended August 31, 2009, an additional $26,000 was loaned to the Company by a shareholder.  The total due to shareholders as of August 31, 2009 is $64,000.

NANOASIA LTD.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	August 31, 2009	August 31, 2008
Refundable Federal income tax attributable to:
Current Operations	$12,790	$17,960
Less: valuation allowance	(12,790)	(17,960)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$30,750	$17,960
Less: valuation allowance	(30,750)	(17,960)
Net deferred tax asset	$-	$-

At August 31, 2009, Nanoasia had an unused net operating loss carryover approximating $90,500 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 6 – COMMON STOCK

At inception, Nanoasia issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period ended August 31, 2008, Nanoasia issued 3,000,000 shares of stock for $ 3,000 cash.

There were no additional shares issued during the year ended August 31, 2009.  There are 9,000,000 shares issued and outstanding as of August 31, 2009

NOTE 7 – COMMITMENTS

Nanoasia neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through December 15, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.