Form 10-Q
period 2009-11-30
Nanoasia Ltd.
filed 2010-01-14
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of January 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2009 (unaudited) and August 31, 2008 (audited);
F-2	Statements of Operations for the three months ended November 30, 2009 and 2008, and period from September 19, 2007 (Inception) to November 30, 2008 and November 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from September 19, 2007 (Inception) to November 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended November 30, 2009 and 2008, and period from September 19, 2007 (Inception) to November 30, 2008 and November 30, 2009 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

NANOASIA LTD.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2009 and August 31, 2009

	November 30, 2009 (unaudited)	August 31, 2009 (audited)
ASSETS

Current assets
Cash	$2,096	$2,096
Total current assets	2,096	2,096

Total assets	$2,096	$2,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$21,038	$19,538
Total Current Liabilities	21,038	19,538

Advances from shareholders – Note 4	64,000	64,000

Total Liabilities	85,038	83,538
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 common shares authorized; 9,000,000 common shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(91,942)	(90,442)
Total stockholders’ deficit	(82,942)	(81,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,096	$2,096

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months ended November 30, 2009 and 2008
For the period from September 19, 2007 (Date of Inception) through November 30, 2009

	Three months ended November 30, 2009	Three months ended November 30, 2008	Period from September 19, 2007 (Inception) to November 30, 2009
Revenue
Sales	$-0-	$-0-	$360

General and administrative expenses:
Professional fees	$1,500	$3,554	$48,176
Office and miscellaneous	-0-	138	4,126
Licensing agreement	-0-	-0-	40,000
Total general and administrative expenses	1,500	3,692	92,302

Net loss and comprehensive loss	$(1,500)	$(3,692)	$(91,942)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	9,000,000	9,000,000

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 19, 2007 (Date of Inception) through November 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	6,000,000	$ 6,000	$ -	$ -	$ 6,000
Issuance of common stock for cash at $.001	3,000,000	3,000			3,000
Net loss for the period	-	-	-	(52,824)	(52,824)
Balance August 31, 2008	9,000,000	9,000	-	(52,824)	(43,824)
Net loss for the period	-	-	-	(37,618)	(37,618)

Balance, August 31, 2009	9,000,000	9,000	-	(90,442)	(81,442)
Net loss for the period	-	-	-	(1,500)	(1,500)

Balance, November 30, 2009	9,000,000	$ 9,000	$ -	$ (91,942)	$(82,942)

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the three months ended November 30, 2009 and 2008
For the period from September 19, 2007 (Date of Inception) through November 30, 2009

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Period from September 19, 2007 (Inception) to November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(1,500)	$(3,692)	$(91,942)
Change in non-cash working capital items Increase (decrease) in accrued expenses	(1,500)	(8,973)	21,038

CASH FLOWS USED IN OPERATING ACTIVITIES	-0-	(12,665)	(70,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-0-	-	9,000
Advances from shareholders	-0-	10,000	64,000
CASH FLOWS FROM FINANCING ACTIVITIES	-0-	10,000	73,000

NET INCREASE (DECREASE) IN CASH	-0-	(2,665)	2,096
Cash, beginning of period	2,096	6,744	-
Cash, end of period	$2,096	$4,079	$2,096

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of NanoAsia Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC as of and for the periods ended August 31, 2009 on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements for the interim periods presented to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

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

 NANOASIA LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

NanoAsia has recurring losses and has a deficit accumulated during the development stage of $91,942 as of November 30, 2009.  NanoAsia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NanoAsia has no current source of revenue. Without realization of additional capital, it would be unlikely for NanoAsia to continue as a going concern.  NanoAsia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of mineral interests, if found.  NanoAsia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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
November 30, 2009

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

New Developments

Subsequent to the reporting period, we have been considering a business relationship with a private company known as Ad Systems Communications, Inc.  We have not signed any formal documents as of the date of this filing, but we are actively negotiating a business combination.  If we happen to reach final terms on an agreement, we would no longer pursue our current business plan.

Results of Operations for the Three Months Ended November 30, 2009 and November 30, 2008, Nine Months Ended November 30, 2009, and Period from September 19, 2007 (Date of Inception) to November 30, 2009

We generated virtually no revenue for the period from September 19, 2007 (Date of Inception) to November 30, 2009.

We incurred operating expenses in the amount of $1,500 for the three months ended November 30, 2009, compared with $3,692 in operating expenses for the period ended November 30, 2008. We incurred less operating expenses in the three months ended November 30, 2009 than in the same period in 2008 as a result of a reduction in professional fees.

Professional Fees accounted for $48,176, Office and Miscellaneous expenses accounted for $4,126 and Licensing Agreement fees accounted for $40,000 for the period from September 19, 2007 (Date of Inception) to November 30, 2009.

Due to our expenses listed above and our lack of revenue, we incurred a net loss in the amount of $1,500 for the three months ended November 30, 2009, compared with $3,692 for the same period ended November 30, 2008.  We incurred a net loss since inception to November 30, 2009 of $91,942.

Liquidity and Capital Resources

As of November 30, 2009, we had total current assets of $2,096. Our total current liabilities as of November 30, 2009 were $21,038. We had a working capital deficit of $18,942 as of November 30, 2009.

Operating activities used $70,904 in cash for the period from September 19, 2007 (Date of Inception) to November 30, 2009. Our net loss of $91,942 was the primary component of our negative operating cash flow, offset by an increase in accrued expenses in the amount of $21,038. Cash flows provided by financing activities during the period from September 19, 2007 (Date of Inception) to November 30, 2009 was $73,000 and consisted of $9,000 as proceeds from the issuance of common stock and $64,000 as proceeds from a loan from shareholders. The advances from shareholder are non-interest bearing, and are due 12 months after receipt of written demand for payment.

As of November 30, 2009, we seem have insufficient cash to operate our business at the current level for the next twelve months. Accordingly, we anticipate that we must raise additional capital to achieve our business goals and to continue operations. We believe that $50,000 will be sufficient to help us implement our business plan.  We will need to pay NanoDuck an additional $20,000 under the terms of the EDA, plus we will need roughly $30,000 to cover administrative costs for the next twelve months.  The bulk of funds will be used for legal and accounting fees associated with our reporting obligations as a public company.

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

Going Concern

We have negative working capital, recurring losses and have a deficit accumulated during the development stage of $91,942 as of November 30, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of our business venture. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of our business.

Off Balance Sheet Arrangements

As of November 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ryan Chi Wing So.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2009.

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

NanoAsia, Ltd.

Date:	January 12, 2010

By: /s/Ryan Chi Wing So Ryan Chi Wing So Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director