Form 10-Q
period 2010-02-28
Ad Systems Communications
filed 2010-04-23
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156409

Ad Systems Communications, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
495 State Street Suite # 459, Salem, Oregon 97301
(Address of principal executive offices)

971-239-4166
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,600,000 common shares as of April 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of February 28, 2010 (unaudited) and August 31, 2008 (unaudited);
F-2	Statements of Operations for the three and six months ended February 28, 2010 and 2009, and period from September 19, 2007 (Inception) to February 28, 2009 and February 28, 2010 (unaudited);
F-3	Statments of Stockholders' Equity (Deficit) as of February 28, 2010
F-4	Statements of Cash Flows for the three and six months ended February 28, 2010 and 2009, and period from September 19, 2007 (Inception) to February 28, 2009 and February 28, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2010  are not necessarily indicative of the results that can be expected for the full year.

AD SYSTEMS COMMUNICATIONS, INC.
Balance Sheets

ASSETS
	February 28, 2010	August 31, 2009
	(unaudited)	(unaudited)
CURRENT ASSETS

Cash	$210,597	$506
Refundable deposits	25,000	-
Trade accounts receivable, net	168,099	100,969

Total Current Assets	403,696	101,475

PROPERTY AND EQUIPMENT, net	12,785	-

TOTAL ASSETS	$416,481	$101,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$189,630	$89,446
Advance payable - related parties	550,000	498,000
Convertible note payable, net	3,247	-

Total Current Liabilities	742,877	587,446

TOTAL LIABILITIES	742,877	587,446

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.001 par value; 90,000,000 shares authorized; 52,800,000 and 32,000,000 shares issued and outstanding, respectively	52,800	32,000
Additional paid-in capital	381,852	137,652
Accumulated deficit	(765,848)	(660,423)

Total Stockholders' Equity (Deficit)	(331,196)	(490,771)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$411,681	$96,675

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2010	2009	2010	2009

REVENUES	$188,790	$162,858	$263,645	$222,432

COST OF SALES	62,867	74,070	87,794	74,070

GROSS PROFIT	125,923	88,788	175,851	148,362

OPERATING EXPENSES

General and administrative	178,699	131,152	268,814	218,036

Total Operating Expenses	178,699	131,152	268,814	218,036

LOSS FROM OPERATIONS	(52,776)	(42,364)	(92,963)	(69,674)

OTHER INCOME (EXPENSES)

Interest expense	(12,462)	-	(12,462)	-
	.		.
Total Other Income (Expense)	(12,462)	-	(12,462)	-

LOSS BEFORE TAXES	(65,238)	(42,364)	(105,425)	(69,674)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(65,238)	$(42,364)	$(105,425)	$(69,674)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,800,000	32,000,000	42,400,000	32,000,000

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2008	32,000,000	$32,000	$137,652	$(567,665)	$(398,013)

Net loss for the year ended ended August 31, 2009	-	-	-	(92,758)	(92,758)

Balance, August 31, 2009	32,000,000	32,000	137,652	(660,423)	(490,771)

Recapitalization	20,800,000	20,800	(20,800)	-	-

Value of beneficial conversion feature	-	-	265,000	-	265,000

Net loss for the six months ended ended February 28, 2010	-	-	-	(105,425)	(105,425)

Balance, February 28, 2010	52,800,000	$52,800	$381,852	$(765,848)	$(331,196)

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended February 28,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(105,425)	$(69,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	3,247	-
Depreciation expense	441	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(67,130)	-
(Increase) decrease in refundable deposits	(25,000)	-
Increase (decrease) in accounts payable	100,184	4,917

Net Cash Used in Operating Activities	(93,683)	(64,757)

INVESTING ACTIVITIES

Purchase of equipment	(13,226)	-

Net Cash Used in Investing Activities	(13,226)	-

FINANCING ACTIVITIES

Proceeds from note payable	265,000	-
Proceeds from related party advances	52,000	74,300

Net Cash Provided by Financing Activities	317,000	74,300

NET INCREASE IN CASH	210,091	9,543

CASH AT BEGINNING OF PERIOD	506	187

CASH AT END OF PERIOD	$210,597	$9,730

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Related Party Advances Converted to Common Stock	$-	$-

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
(fka NanoAsia Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
February 28, 2010 and August 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2010 and August 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements.  The results of operations for the period ended February 28, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AD SYSTEMS COMMUNICATIONS, INC.
(fka NanoAsia Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
February 28, 2010 and August 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

AD SYSTEMS COMMUNICATIONS, INC.
(fka NanoAsia Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
February 28, 2010 and August 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued 32,000,000 shares of its common stock upon its incorporation for the conversion of $174,452 of debt during the period ended February 28, 2010.

As of February 28, 2010, the Company owed $550,000 to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and accrue interest at 10% per annum.

AD SYSTEMS COMMUNICATIONS, INC.
(fka NanoAsia Ltd.)
 (A Development Stage Company)
Notes to the Financial Statements
February 28, 2010 and August 31, 2009

NOTE 5 – CONVERTIBLE DEBT

At February 28, 2010, the Company had an outstanding note payable for $265,000.  The note is unsecured, accrues interest at 10% per annum and is due and payable upon demand. The note is convertible into shares of the Company’s common stock at $0.50 per share or 90% of the 5 day average bid price whichever is lower. The Company recorded $265,000 for the value of the beneficial conversion feature attached to the note payable.  The amount allocated to the beneficial conversion feature has been recorded as additional paid-in capital and a related discount on the convertible promissory note, which discount was amortized as a non-cash charge to interest expense over the term of the note.  Interest expense from the amortization of the discount on the convertible promissory note was $3,247 for the period ended February 28, 2010.

NOTE 6 – SIGNIFICANT EVENTS

Effective January 1, 2010, NanoAsia, Ltd. (NanoAsia) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ad Systems Communications, Inc., a privately held Oregon corporation (“Ad Systems”), and NanoAsia Acquisition Corp. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Ad Systems merged with and into Acquisition Sub (the “Merger”) on February 11, 2010.  As a result of the Merger, Ad Systems no longer exists and Acquisition Corp. became NanoAsia’s wholly-owned subsidiary.  Pursuant to the Merger Agreement, the sole shareholder of Ad Systems immediately prior to the closing of the Merger exchanged all of the shares of Ad Systems for 32,000,000 shares of NanoAsia’s common stock. NanoAsia had 20,800,000 shares issued and outstanding prior to the Merger. Accordingly, the accompanying financial statements therefore reflect 32,000,000 shares outstanding prior to the Merger and 20,800,000 shares issued as a result of the merger.  The accompanying financial statements also reflect the retirement of 51,200,000 shares owned by the former officers and directors of NanoAsia who agreed to purchase NanoAsia’s former nano-technology business in exchange for the cancellation and return all of their collective common stock into treasury and the forgiveness of debts owed to them.

The Company also entered into a convertible debt agreement for up to $750,000 of financing.   The Company has received $265,000 of convertible debt proceeds as of March 18, 2010.  The shareholder of the Company became the controlling shareholder of the combined entity. Accordingly, the transaction has been accounted for as a recapitalization of the Company.  The number of shares outstanding and per share amounts have been restated to recognize the recapitalization.

NOTE 7 – COMMON STOCK TRANSACTIONS

Effective April 9, 2010 the Company’s Board of Directors approved an 8-for-1 forward stock split of the Company’s currently issued and outstanding common stock.  The Company’s statements of stockholder’s equity have been retroactively restated to reflect the split.  Prior to approval of the forward split the Company had a total of 6,600,000 issued and outstanding shares of $0.001 par value common stock.  On the effective date of the forward split, the Company had total of 52,800,000 issued and outstanding shares of $0.001 par value common stock.

NOTE 8 – SUBSEQUENT EVENTS

Between March 1, 2009 and April 23, 2010, the Company received an additional $100,000 in cash pursuant to the convertible debt agreement.  The Company also changed its fiscal year ended August 31 to a calendar year ended December 31.

In accordance with ASC 855, management evaluated the subsequent events through April 23, 2010.  The Company had no additional material subsequent events transpire.

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

Overview

We were incorporated as “NanoAsia Ltd.” (“NanoAsia”) on September 19, 2007, in the State of Nevada for the purpose of purchasing chemicals produced through the use of nano-technology by NanoDuck China, using those chemicals to treat finished garments for companies that manufacture and sell clothing, and selling those chemicals to fabric mills who wish to produce and sell fabrics with special performance features.

However, we recently determined that our current business model was inferior to the opportunity we discovered with Ad Systems. Accordingly, on February 11, 2010, we entered into the Merger Agreement with Ad Systems, whereby we acquired all of the assets, liabilities, and business operations of Ad Systems.

In consequence of entering into the Merger Agreement, we have determined to pursue the business plan of Ad Systems. We are currently engaged in the cable television advertising business.

Our Business

We are engaged in the business of developing, manufacturing, selling, and managing advertisement insertion hardware and software systems and services (our "Products" and “Services”). We have specifically targeted second and third tier cable TV operators that deploy national cable TV networks in the U.S. However, we do have plans to expand our operations to certain international markets.

Our Product enables local cable operators (our “Customers”) to insert advertising in both conventional and nontraditional cable TV systems. Our Services to the operator consist of acquiring advertising spots from local, regional, and national advertisers; scheduling, running, and billing for playback time; installing and maintaining the associated hardware and software; providing ongoing support; and managing ad sales, all on a revenue share basis.

We are an independent provider of designated market area (“DMA”) based cable TV advertising sales and commercial delivery in the U.S. We expect that our international expansion will initially focus on market opportunities in India and Latin America, followed by Canada. We intend to continue to focus the placement of our Products with independently-owned cable TV systems, franchised cable operators, colleges and university campuses, hotels, resorts, and other multi-dwelling-units (“MDUs”).

We provide ad-insertion technology and services to Customers who were previously unable to benefit from this technology due to the prohibitively high cost of most ad-insertion systems. Our hardware is significantly less expensive to produce than traditional systems, and we maintain ownership of the system when we place it with a Customer. Thus, our Customer’s experience no out-of-pocket expense; they simply split with us the additional revenue generated by our system.

Based on this model, we successfully completed a beta rollout to 12 sites in early 2008, and have since increased our customer base to 25 cable TV systems. This customer base is comprised of several Universities and small cable operators for an installed base of some 225,889 subscribers. We are ready to expand this customer base with 195 additional multi-year contracts that have already been signed, increasing our installed base to 824,400 in 2010, and 4,255,200 in 2011. Additionally, we have multiple five-year contracts pending, which, when concluded, will increase this installed base to 11,671,299 in 2012 and 22,135,200 in 2013. We anticipate monthly revenues on average of $4 to $6 per subscriber once fully deployed.

Our offices are located at 495 State Street Suite # 459, Salem, Oregon, 97301.

Product Development

We intend to continue the development and refinement of our Product over the coming months. We are currently in the process of developing the next generation of our Product to ensure that it will maintain compatibility with evolving TV technology and continue to function successfully on any platform and every type of video delivery.

During the last two years one person has been dedicated to research and development. This has produced the networked insertion software, and both the head end control and traffic and billing systems. During 2009 a second engineer was hired on a contract basis, and the preliminary design for the next generation product was completed. These activities have been externally funded and do not impact customer pricing for the current Product. The cost of this development will be absorbed by a reduction in cost of goods for the ensuing rollouts in year 3 and 4.

Our flagship product, Addige.NET, has been deployed and is in the commercial stage. A follow-up product that will reduce our costs and reliance on outside vendors is currently under development. However, we do not have the capital necessary to complete the development of this next generation of ad insertion hardware. We intend to resume development should sufficient capital become available through operating revenue, or debt or equity financing.

Our current Product is a standalone inserter, capable of controlling up to 8 networks and sharing up to 4 playback devices for commercial insertion. While this technology meets our needs and the current needs of our customers, we intend to upgrade the insertion technology in order to cater to all-digital cable head ends, including IP TV, which is becoming increasingly popular. A second generation is planned, which is intended for the following application environments:-

1.	Analog Insertion
2.	MPEG-2 stream splicing
3.	Digital Overlay
4.	Digital Signage

Analog insertion is still the technology of today, but it is rapidly being displaced as new digital head ends drive costs downward. The response to this pressure is to include digital-into-digital splicing (also known as MPEG-2 stream splicing), which we expect to develop and offer as development funds become available. Digital overlay and signage represent growth markets for us in the future, once the cable market has become saturated.

Significant Equipment

We intend to pay our contracted manufacturer to build between 75 to100 new systems and network support equipment for us to deploy during 2010. The capital cost for acquisition and deployment of this equipment is expected to be approximately $600,000.

Our operations are currently implemented on a small number of servers, which will have to be increased in order to accommodate growth. The development effort is minimal, but we expect the capital for new server hardware to be approximately $45,000.

Sales and Distribution Strategy

Our goal is for our ad-insertion technology to become a leading product in the cable advertising marketplace in the U.S. and certain international markets. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be small cable operators. We also intend to sell advertising space to local and national advertisers.

We have already begun to sell our ad spots and are booking many national, regional, local, and political advertisers on our current operating systems. Some of the most active are Arby’s, Chevrolet, Ford, KFC, Cold Stone Creamery, Coke, Buick, Suzuki, Great Clips, Red Lobster, Obama, and more.

We successfully completed a beta rollout to 12 sites in early 2008, and have since increased our customer base to 25 cable TV systems. This customer base is comprised of several Universities and small cable operators for an installed base of some 225,889 subscribers. We are ready to expand this customer base with 195 additional multi-year contracts that have already been signed, increasing our installed base to 824,400 in 2010, and 4,255,200 in 2011. Additionally, we have multiple five-year contracts pending, which, when concluded, will increase this installed base to 11,671,299 in 2012 and 22,135,200 in 2013. We anticipate monthly revenues on average of $4 to $6 per subscriber once fully deployed.

We feel that we can realize our revenue projections by completing the hundreds of contracts we already have. Additionally, we intend to increase this installed base by closing on some of thousands of potential future contracts.

Our sales representatives promote and sell our Products to cable system operators, and promote and sell advertising spots to local and national advertisers. These sales representatives are responsible for soliciting, selecting and securing accounts within a particular regional territory. We pay our sales representatives on a commission basis. In addition, we pay each sales representative a base salary. We provide service and support to our sales representatives, including advertising and sales materials. If we determine to expand our sales internationally, we will employ sales personnel in India, Latin America, and Canada.

Intellectual Property Protection

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Results of Operations for the Three and Six Months Ended February 28, 2010 and 2009

Our revenues have increased in each fiscal period. We reported revenues of $162,858 during the three months ended February 28, 2009, increasing to $188,790 in 2010.  We reported revenues of $222,432 during the six months ended February 28, 2009, increasing to $263,645 in 2010.

General and administrative expenses are also increasing due to the cost of going public. General and administrative expenses increased to $178,699 during the three months February 28, 2010 from $131,152 in 2009. General and administrative expenses increased to $268,814 during the six months ended February 28, 2010 from $218,036 in 2009.

We incurred a net loss of $65,238 for the three months ended February 28, 2010, and $42,364 for 2009.   We incurred a net loss of $105,425 for the six months ended February 28, 2010, and $69,674 for 2009.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Financial Statements.

Liquidity and Capital Resources

As of February 28, 2010, we had total current assets of $403,696 and total assets of $416,481. Our total current liabilities as of February 28, 2010 were $742,877.  Thus, we had a working capital deficit of $339,181 as of February 28, 2010.

Operating activities used $93,683 in cash for six months ended February 28, 2010. Our net loss of $105,425 and increase in accounts receivable of $67,130 offset by an increase in accounts payable of $100,184 was the reason for our negative operating cash flow. Our cash used in investing activities was $13,226 during the six months ended February 28, 2010. Cash flows provided by financing activities during the six months ended February 28, 2010 was $317,000 consisting $52,000 of proceeds from related party advances and $265,000 in proceeds from convertible debt.

We anticipate requiring $2,000,000 in order to implement the plan discussed herein and service the contracts, which we have already signed. Based upon our current financial condition, we do not have sufficient cash to operate our business at the planned level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, J. Michael Heil.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2010.

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

NanoAsia, Ltd.

Date:	April 22, 2010

By: /s/ J. Michael Heil J. Michael Heil Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director