Form 10-Q
period 2010-03-31
Ad Systems Communications
filed 2010-05-21
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,800,000 common shares as of April 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009 (unaudited);
F-2	Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from December 31, 2008 to March 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

AD SYSTEMS COMMUNICATIONS, INC.
Balance Sheets
(Unaudited)

ASSETS
	March 31, 2010	December 31, 2009

CURRENT ASSETS

Cash	$181,946	$38,751
Refundable deposits	25,000	-
Trade accounts receivable, net	161,701	146,839

Total Current Assets	368,647	185,590

PROPERTY AND EQUIPMENT, net	15,886	-

TOTAL ASSETS	$384,533	$185,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$186,337	$122,491
Advance payable - related parties	550,000	550,000
Convertible notes payable, net	25,069	822

Total Current Liabilities	761,406	673,313

TOTAL LIABILITIES	761,406	673,313

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; no par value; 90,000,000 shares authorized; 52,800,000 shares issued and outstanding	52,800	52,800
Additional paid-in capital	386,652	136,652
Accumulated deficit	(816,325)	(677,175)

Total Stockholders' Equity (Deficit)	(376,873)	(487,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$384,533	$185,590

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

REVENUES	$121,972	$91,981

COST OF SALES	31,695	26,942

GROSS PROFIT	90,277	65,039

OPERATING EXPENSES

General and administrative	195,965	72,894

Total Operating Expenses	195,965	72,894

LOSS FROM OPERATIONS	(105,688)	(7,855)

OTHER INCOME (EXPENSES)

Interest expense	(33,462)	-
	.
Total Other Income (Expense)	(33,462)	-

LOSS BEFORE TAXES	(139,150)	(7,855)

Provision for Income Taxes	-	-

NET LOSS	$(139,150)	$(7,855)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,800,000	32,000,000

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	32,000,000	$32,000	$142,452	$(638,509)	$(464,057)

Recapitalization	20,800,000	20,800	(20,800)	-	-

Value of beneficial conversion feature	-	-	15,000	-	15,000

Net loss for the year ended ended December 31, 2009	-	-	-	(38,666)	(38,666)

Balance, December 31, 2009	52,800,000	52,800	136,652	(677,175)	(487,723)

Value of beneficial conversion feature	-	-	250,000	-	250,000

Net loss for the three months ended March 31, 2010	-	-	-	(139,150)	(139,150)

Balance, March 31, 2010	52,800,000	$52,800	$386,652	$(816,325)	$(376,873)

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(139,150)	$(7,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	24,247	-
Depreciation expense	836	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(14,862)	-
(increase) decrease in refundable deposits	(25,000)	-
Increase (decrease) in accounts payable	63,846	(4,639)

Net Cash Used in Operating Activities	(90,083)	(12,494)

INVESTING ACTIVITIES

Purchase of equipment	(16,722)	-

Net Cash Used in Investing Activities	(16,722)	-

FINANCING ACTIVITIES

Proceeds from convertible notes payable	250,000	-

Net Cash Provided by Financing Activities	250,000	-

NET INCREASE IN CASH	143,195	(12,494)

CASH AT BEGINNING OF PERIOD	38,751	15,282

CASH AT END OF PERIOD	$181,946	$2,788

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND DECEMBER 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND DECEMBER 31, 2009

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued 32,000,000 shares of its common stock upon its incorporation for the conversion of $174,452 of debt during the year ended December 31, 2009.

As of March 31, 2010, the Company owed $550,000 to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and accrue interest at 10% per annum.

NOTE 5 – CONVERTIBLE DEBT

At March 31, 2010, the Company had an outstanding note payable for $265,000.  The note is unsecured, accrues interest at 10% per annum and is due and payable upon demand. The note is convertible into shares of the Company’s common stock at $0.50 per share or 90% of the 5 day average bid price whichever is lower. The Company recorded $265,000 for the value of the beneficial conversion feature attached to the note payable.  The amount allocated to the beneficial conversion feature has been recorded as additional paid-in capital and a related discount on the convertible promissory note, which discount was amortized as a non-cash charge to interest expense over the term of the note.  Interest expense from the amortization of the discount on the convertible promissory note was $24,247 for the period ended March 31, 2010.

AD SYSTEMS COMMUNICATIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND DECEMBER 31, 2009

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

NOTE 8 – SUBSEQUENT EVENTS

Between March 31, 2009 and May 14, 2010, the Company received an additional $100,000 in cash pursuant to the convertible debt agreement.  The Company also changed its fiscal year ended August 31 to a calendar year ended December 31.

In accordance with ASC 855, management evaluated the subsequent events and determined that no additional material subsequent events transpired.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Our revenues have increased in each fiscal period. We reported revenues of $91,981during the three months ended March 31, 2009, increasing to $121,972 in 2010.

General and administrative expenses are also increasing due to the cost of going public. General and administrative expenses increased to $195,965 during the three months March 31, 2010 from $72,894 in 2009.

We incurred a net loss of $139,150 for the three months ended March 31, 2010, compared with $7,855 for 2009.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Financial Statements.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $368,647 and total assets of $384,533. Our total current liabilities as of March 31, 2010 were $761,406.  Thus, we had a working capital deficit of $392,759 as of March 31, 2010.

Operating activities used $90,083 in cash for the three months ended March 31, 2010. Our net loss of $139,150 combined with an increase in refundable deposits of $25,000 and increase in accounts receivable of $14,862 offset by an amortization of a beneficial conversion feature of $24,247 and increase in accounts payable of $63,846 was the primary reason for our negative operating cash flow. Our cash used in investing activities was $16,722 during the three months ended March 31, 2010. Cash flows provided by financing activities during the three months ended March 31, 2010 was $250,000 represented by proceeds from convertible notes payable.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, J. Michael Heil.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Item 4.     Removed and Reserved

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

Ad Systems Communications, Inc.

Date:	May 21, 2010

By: /s/ J. Michael Heil J. Michael Heil Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director