Form 10-Q
period 2010-06-30
Ad Systems Communications, Inc.
filed 2010-08-23
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 316,800,000 common shares as of July 19, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of June 30, 2010 (unaudited) and December 31, 2009 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from December 31, 2008 to June 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

AD SYSTEMS COMMUNICATIONS, INC.
Balance Sheets
(Unaudited)

ASSETS	June 30, 2010	December 31, 2009

CURRENT ASSETS

Cash	$100,028	$38,751
Refundable deposits	25,000	-
Trade accounts receivable, net	161,219	146,839

Total Current Assets	286,247	185,590

PROPERTY AND EQUIPMENT, net	28,500	-

TOTAL ASSETS	$314,747	$185,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$140,909	$122,413
Accrued interest payable	43,815	78
Advance payable - related parties	607,175	550,000
Convertible notes payable, net	112,740	822

Total Current Liabilities	904,639	673,313

TOTAL LIABILITIES	904,639	673,313

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001 per share 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; par value $0.001 per share 490,000,000 shares authorized; 316,800,000 shares issued and outstanding	316,800	316,800
Additional paid-in capital	222,652	(127,348)
Accumulated deficit	(1,129,344)	(677,175)

Total Stockholders' Equity (Deficit)	(589,892)	(487,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$314,747	$185,590

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$217,565	$127,062	$323,096	$219,043

COST OF SALES	54,487	31,400	86,182	58,342

GROSS PROFIT	163,078	95,662	236,914	160,701

OPERATING EXPENSES

Depreciation	661	-	1,323	-
Consulting fees	141,410	72,522	271,130	138,882
Professional fees	28,221	-	55,499	-
Bad debt expense	66,877	-	66,877	-
General and administrative	272,887	22,842	141,462	29,376

Total Operating Expenses	510,056	95,364	536,291	168,258

INCOME (LOSS) FROM OPERATIONS	(346,978)	298	(299,377)	(7,557)

OTHER INCOME (EXPENSES)

Interest expense	(103,634)	-	(152,792)	-

Total Other Income (Expenses)	(103,634)	-	(152,792)	-

LOSS BEFORE TAXES	(450,612)	298	(452,169)	(7,557)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(450,612)	$298	$(452,169)	$(7,557)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	316,800,000	192,000,000	316,800,000	192,000,000

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	capital	Deficit	(Deficit)

Balance, December 31, 2008	192,000,000	$192,000	$(17,548)	$(638,509)	$(464,057)

Recapitalization	124,800,000	124,800	(124,800)	-	-

Value of beneficial conversion feature	-	-	15,000	-	15,000

Net loss for the year
ended December 31, 2009	-	-	-	(38,666)	(38,666)

Balance, December 31, 2009	316,800,000	316,800	(127,348)	(677,175)	(487,723)

Value of beneficial conversion feature	-	-	350,000	-	350,000

Net loss for the six months ended
June 30, 2010	-	-	-	(452,169)	(452,169)

Balance, June 30, 2010	316,800,000	$316,800	$222,652	$(1,129,344)	$(589,892)

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(353,154)	$(7,557)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of beneficial conversion feature	111,918	-
Depreciation	1,323	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(81,257)	(24,321)
(Increase) decrease in refundable deposits	(25,000)	-
Increase (decrease) in accounts payable	30,095	(47,589)

Net Cash Used in Operating Activities	(316,075)	(79,467)

INVESTING ACTIVITIES

Purchase of equipment	(29,823)	-

Net Cash Used in Investing Activities	(29,823)	-

FINANCING ACTIVITIES

Proceeds from convertible note payable	350,000	-
Proceeds from related party advances	57,175	64,850

Net Cash Provided by Financing Activities	407,175	64,850

NET INCREASE (DECREASE) IN CASH	61,277	(14,617)

CASH AT BEGINNING OF PERIOD	38,751	15,282

CASH AT END OF PERIOD	$100,028	$665

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Financial Statements
June 30, 2010 and December 31, 2009

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued 192,000,000 shares of its common stock upon its incorporation for the conversion of $174,452 of debt during the year ended December 31, 2009.

As of June 30, 2010 and December 31, 2009, the Company owed $607,175 and $550,000, respectively, to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and accrue interest at 10% per annum.

NOTE 5- CONVERTIBLE DEBT

At June 30, 2010 and December 31, 2009, the Company had outstanding notes payable for $365,000 and $15,000, respectively.  The notes are unsecured, accrue interest at 12% per annum and are due and payable upon demand. Interest expense for the six months ended June 30, 2010 was $13,435.  Accrued interest as of June 30, 2010 and December 31, 2009 totaled $13,513 and $78, respectively.

The notes are convertible into shares of the Company’s common stock at $0.017 per share. The Company recorded $365,000 for the value of the beneficial conversion feature attached to the note payable.  The amount allocated to the beneficial conversion feature has been recorded as additional paid-in capital and a related discount on the convertible promissory note, which discount was amortized as a non-cash charge to interest expense over the term of the note.  As of June 30, 2010 and December 31, 2009, the carrying value of these notes, net of the discount, was $112,740 and $822, respectively.  Interest expense from the amortization of the discount on the convertible promissory note was $111,918 and $822 for the period ended June 30, 2010 and the year ended December 31, 2009.

NOTE 6 – SIGNIFICANT EVENTS

Effective January 1, 2010, NanoAsia, Ltd. (NanoAsia) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ad Systems Communications, Inc., a privately held Oregon corporation (“Ad Systems”), and NanoAsia Acquisition Corp. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Ad Systems merged with and into Acquisition Sub (the “Merger”) on February 11, 2010.  As a result of the Merger, Ad Systems no longer exists and Acquisition Corp. became NanoAsia’s wholly-owned subsidiary.  Pursuant to the Merger Agreement, the sole shareholder of Ad Systems immediately prior to the closing of the Merger exchanged all of the shares of Ad Systems for 192,000,000 (32,000,000 pre-split) shares of NanoAsia’s common stock. NanoAsia had 124,800,000 (20,800,000 pre-split) shares issued and outstanding prior to the Merger. Accordingly, the accompanying financial statements therefore reflect 192,000,000 (32,000,000 pre-split) shares outstanding prior to the Merger and 124,800,000 (20,800,000 pre-split) shares issued as a result of the merger.  The accompanying financial statements also reflect the retirement of 307,200,000 (51,200,000 pre-split) shares owned by the former officers and directors of NanoAsia who agreed to purchase NanoAsia’s former nano-technology business in exchange for the cancellation and return all of their collective common stock into treasury and the forgiveness of debts owed.

The Company also entered into a convertible debt agreement for up to $750,000 of financing.   The Company has received $365,000 of convertible debt proceeds as of June 30, 2010.  The shareholder of the Company became the controlling shareholder of the combined entity. Accordingly, the transaction has been accounted for as a recapitalization of the Company.  The number of shares outstanding and per share amounts has been restated to recognize the recapitalization.

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Financial Statements
June 30, 2010 and December 31, 2009

7 - COMMON STOCK TRANSACTIONS

Effective April 9, 2010 the Company’s Board of Directors approved a 8-for-1 forward stock dividend of the Company’s issued and outstanding common stock.  The Company’s statements of stockholder’s equity have been retroactively restated to reflect the split.  Prior to approval of the forward split the Company had a total of 6,600,000 issued and outstanding shares of $0.001 par value common stock.  On the effective date of the forward split, the Company had total of 52,800,000 issued and outstanding shares of $0.001 par value common stock

NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2010, the board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 90,000,000 shares to 490,000,000 shares.  The authorized shares of preferred stock were not affected.

The board of directors approved a 6 for 1 stock dividend with a record date of July 1, 2010.  Each shareholder of record as of July 19, 2010, will received five additional shares of common stock for each share of common stock held.  Each shareholder’s percentage of ownership in the company and his proportional voting power remains unchanged. The Company’s statements of stockholder’s equity have been retroactively restated to reflect the stock dividend.

In accordance with ASC 855, the Company’s management has reviewed all material events and there are no material subsequent events to report other those items listed above as of the date of this report.

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

Our Product enables local cable operators (our “Customers”) to insert advertising in both conventional and nontraditional cable TV systems. Our Product is a standalone inserter, capable of controlling up to 8 networks and sharing up to 4 playback devices for commercial insertion. While this technology meets our needs and the current needs of our customers, we intend to upgrade the insertion technology in order to cater to all-digital cable head ends, including IP TV, which is becoming increasingly popular. A second generation is planned, which is intended for the following application environments:

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

We are an independent provider of designated market area (“DMA”) based cable TV advertising sales and commercial delivery in the U.S. During the current reporting period, we have expanded into the following areas:

▪	Lake Communication’s residential Cable TV systems in the Springfield, Missouri DMA.
▪	KLiP Interactive LLC’s residential Cable TV systems in the Butte-Bozeman, Montana DMA.
▪	Manchester Broadband, a cable TV provider in Manchester, Georgia.
▪	Flint Cable TV Systems of Conifer, Georgia.
▪	Jefferson County Cable Inc. in Toronto, Ohio.
▪	South Central Communications, a cable TV provider in the Salt Lake City, Utah DMA.
▪	Laurel Highland Total Communications a cable TV provider in the Pittsburgh, PA DMA.

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

Based on this model, we successfully completed a beta rollout to 12 sites in early 2008, and have since increased our customer base to 25 cable TV systems. This customer base is comprised of several Universities and small cable operators for an installed base of over 225,000 subscribers. We are ready to expand this customer base with 195 additional multi-year contracts that have already been signed, increasing our installed base to 824,400 in 2010, and 4,255,200 in 2011. Additionally, we have the potential of signing multiple five-year contracts which are pending execution, which, when and if concluded, would increase the company’s  installed base to over 11,671,299 in 2012 and 22,135,200 in 2013. We anticipate monthly revenues to parallel industry   averages once fully deployed, which is $4 to $6 per subscriber at this time.

We feel that we can realize our revenue projections by completing the hundreds of contracts we already have. Additionally, we intend to increase this installed base by closing on some of thousands of potential future contracts.

Our offices are located at 495 State Street Suite # 459, Salem, Oregon, 97301.

Significant Equipment

We deploy a proprietary switch matrix and off the shelf computer servers embedded with our proprietary software.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Our revenues have increased in each fiscal period. We reported revenues of $127,062 during the three months ended June 30, 2009, increasing to $217,565 in 2010.  We reported revenues of $219,043 during the six months ended June 30, 2009, increasing to $339,537 in 2010.  Our steady increase in revenues is attributable to the addition of additional cable systems to our subscriber base and increased advertising revenues in our established cable systems. It takes approximately one year for a cable system to develop significant revenues after joining our system.

Our gross profit for the three months ended June 30, 2010 was $163,078, or approximately 75% of revenues. Gross profit for three months ended June 30, 2009 was $95,662, or approximately 75% of sales. Gross profit for the six months ended June 30, 2010 was $253,355, or approximately 75% of sales. Gross profit for six months ended June 30, 2009 was $160,701, or approximately 73% of sales.  Our cost of revenues remained relatively constant in proportion to our increase in revenues for all periods mentioned.

General and administrative expenses have increased dramatically due to the cost of going public. General and administrative expenses increased to $272,887 during the three months June 30, 2010 from $95,364 in 2009, and increased to $468,090 during the six months ended June 30, 2010 from $168,258 in 2009.  The major components of our increase in general and administrative expenses for the six months ended June 30, 2010 compared to the same period in 2009 are: compensation expense $306,663 vs. $138,882 and legal and accounting fees $72,699 vs. $-0-. The major components of our increase in general and administrative expenses for the three months ended June 30, 2010 compared to the same period in 2009 are: compensation expense $175,828 vs. $72,522 and legal and accounting fees $44,233 vs. $-0-.

We incurred a net loss of $214,104 for the three months ended June 30, 2010, compared with net income of $298 for the three months ended June 30, 2010.  We incurred a net loss of $353,154 for the six months ended June 30, 2010, compared with a net loss of $7,557 for the six months ended June 30, 2009.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Financial Statements.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $369,566 and total assets of $398,066. Our total current liabilities as of June 30, 2010 were $888,943.  Thus, we had a working capital deficit of $519,377 as of June 30, 2010.

Operating activities used $299,633 in cash for the six months ended June 30, 2010. Our net loss of $353,154 combined with an increase in refundable deposits of $25,000 and increase in accounts receivable of $81,257 offset by an amortization of a beneficial conversion feature of $101,137 and increase in accounts payable of $57,318 was the primary reason for our negative operating cash flow. Our cash used in investing activities was $29,823 during the six months ended June 30, 2010 was for the purchase of equipment. Cash flows provided by financing activities during the six months ended June 30, 2010 was $407,175 represented by proceeds from convertible notes payable in the amount of $350,000 and proceeds from related party advances in the amount of $57,175.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, J. Michael Heil.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

Ad Systems Communications, Inc.

Date:	August 23, 2010

By: /s/ J. Michael Heil J. Michael Heil Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director