Form 10-Q
period 2010-09-30
Ad Systems Communications, Inc.
filed 2010-11-22
CIK 1452206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156409

Ad Systems Communications, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	35-2372913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 410,800,000 common shares as of November 22, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of September 30, 2010 (unaudited) and December 31, 2009 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from December 31, 2008 to September 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

AD SYSTEMS COMMUNICATIONS, INC.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)

ASSETS	September 30, 2010	December 31, 2009

CURRENT ASSETS

Cash	$33,606	$38,752
Refundable deposits	50,370	-
Trade accounts receivable, net	254,813	135,005

Total Current Assets	338,789	173,757

PROPERTY AND EQUIPMENT, net	65,797	-

TOTAL ASSETS	$404,586	$173,757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$277,074	$151,492
Advance payable - related parties	615,286	550,000
Derivative liability	120,598	15,000
Convertible notes payable, net	465,000	15,000

Total Current Liabilities	1,477,958	731,492

TOTAL LIABILITIES	1,477,958	731,492

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001 per share 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; par value $0.001 per share 490,000,000 shares authorized; 410,800,000 and 316,800,000 shares issued and outstanding, respectively	410,800	316,800
Additional paid-in capital	5,344,002	(201,998)
Accumulated deficit	(6,828,174)	(672,537)

Total Stockholders' Equity (Deficit)	(1,073,372)	(557,735)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$404,586	$173,757

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Consolidated Statements of Operations
September 30, 2010 and December 31, 2009
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES	$225,129	$102,527	$548,225	$321,570
COST OF SALES	74,293	47,776	160,475	106,118
GROSS PROFIT	150,836	54,751	387,750	215,452

OPERATING EXPENSES
Depreciation	1,993	-	3,316	-
Consulting fees	5,465,833	91,168	5,736,963	230,050
Professional fees	50,838	3,628	106,337	3,628
Bad debt expense	-	1,000	6,000	1,000
General and administrative	41,401	5,123	243,739	34,499

Total Operating Expenses	5,560,065	100,919	6,096,355	269,177

INCOME (LOSS) FROM OPERATIONS	(5,409,229)	(46,168)	(5,708,605)	(53,725

OTHER INCOME (EXPENSES)
Loss on settlement of debt	(275,000)	-	(275,000)	-
Loss on derivative liability	(101,797)	-	(105,598)	-
Interest expense	(8,290)	-	(66,434)	-

Total Other Income (Expenses)	(385,087)	-	(447,032)	-

LOSS BEFORE TAXES	(5,794,316)	(46,168)	(6,155,637)	(53,725)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(5,794,316)	$(46,168)	$(6,155,637)	$(53,725)

BASIC AND DILURED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	374,017,391	192,000,000	336,082,051	192,000,000

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Consolidated Statements of Stockholders’ Equity
September 30, 2010 and December 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	capital	Deficit	(Deficit)

Balance, December 31, 2008	192,000,000	$192,000	$(17,548)	$(525,347)	$(350,895)

Recapitalization	124,800,000	124,800	(124,800)	-	-

Shareholder distribution	-	-	(59,650)	-	(59,650)

Net loss for the year ended December 31, 2009	-	-	-	(147,190)	(147,190)

Balance, December 31, 2009	316,800,000	316,800	(201,998)	(672,537)	(557,735)

Common stock for services at at $0.06 per share	89,000,000	89,000	5,251,000	-	5,340,000

Common stock for debt at at $0.06 per share	5,000,000	5,000	295,000	-	300,000

Net loss for the nine months ended September 30, 2010	-	-	-	(6,155,637)	(6,155,637)

Balance, September 30, 2010	410,800,000	$410,800	$5,344,002	$(6,828,174)	$(1,073,372)

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
September 30, 2010 and December 31, 2009
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(6,155,637)	$(53,725)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	3,316	-
Bad debt expense	6,000
Derivative liability	105,598	-
Loss on settlement of debt	275,000	-
Common stock issued for services	5,340,000	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(125,808)	(51,246)
(Increase) decrease in refundable deposits	(50,370)	-
Increase (decrease) in accounts payable	125,582	22,733

Net Cash Used in Operating Activities	(476,319)	(82,238)

INVESTING ACTIVITIES

Purchase of equipment	(69,113)	-

Net Cash Used in Investing Activities	(69,113)	-

FINANCING ACTIVITIES

Proceeds from convertible note payable	450,000	-
Proceeds from related party advances	90,286	68,250

Net Cash Provided by Financing Activities	540,286	68,250

NET INCREASE (DECREASE) IN CASH	(5,146)	(13,988)
CASH AT BEGINNING OF PERIOD	38,752	15,282

CASH AT END OF PERIOD	$33,606	$1,294

CASH PAID FOR:
Interest	$3,500	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$25,000	$-

The accompanying notes are an integral part of these financial statements.

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued 192,000,000 post-split shares (4,000,000 pre-split) of its common stock upon its incorporation for the conversion of $174,452 of debt during the year ended December 31, 2009.

As of September 30, 2010 and December 31, 2009, the Company owed $615,286 and $550,000, respectively, to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and accrue interest at 10% per annum. Interest expense was $41,137 and $-0- during the nine months ended September 30, 2010 and 2009, respectively.  Accrued interest on these notes totaled $40,500 and $2,863 as of September 30, 2010 and December 31, 2009, respectively.

On August 6, 2010, the Company issued 5,000,000 post-split shares of its common stock in satisfaction of $25,000 of related party debt. The Company recorded a loss on the settlement of debt of $275,000 for the difference between the market value of the shares issued and the value of the debt settled.

NOTE 5 - CONVERTIBLE DEBT

At September 30, 2010 and December 31, 2009, the Company had outstanding notes payable for $465,000 and $15,000, respectively.  The notes are unsecured, accrue interest at 12% per annum and are due and payable upon demand. Interest expense for the nine months ended September 30, 2010 was $25,297.  Accrued interest as of September 30, 2010 and December 31, 2009 totaled $25,375 and $78, respectively.

The notes are convertible into shares of the Company’s common stock at 90% of the average bid price for the 10 days preceding the conversion. Due to the fact that the number of shares required to fully convert these notes is indeterminable, the Company has recorded the value of the conversion option as a derivative and it has been recorded at market value.  Changes in market value are recorded as a gain or loss on derivative liability within the Other Income and Expenses section of the income statement.  The value of the derivative as of September 30, 2010 and December 31, 2009 was $120,598 and $15,000, respectively.  For the nine months ended September 30, 2010 and 2009 the Company recorded losses of $105,598 and $-0- related to the fluctuations in the values of the liability, respectively.

NOTE 6 – SIGNIFICANT EVENTS

Effective January 1, 2010, NanoAsia, Ltd. (NanoAsia) entered into an Agreement and Plan of Merger with Ad Systems Communications, Inc., a privately held Oregon corporation (“Ad Systems”), and NanoAsia Acquisition Corp. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Ad Systems merged with and into Acquisition Sub on February 11, 2010.

As a result of the Merger, Ad Systems no longer exists and Acquisition Corp. became NanoAsia’s wholly-owned subsidiary.  Pursuant to the Merger Agreement, the sole shareholder of Ad Systems immediately prior to the closing of the Merger exchanged all of the shares of Ad Systems for 192,000,000 post-split shares (4,000,000 pre-split) of NanoAsia’s common stock. NanoAsia had 124,800,000 post-split (2,600,000 pre-split) issued and outstanding prior to the Merger.

Accordingly, the accompanying financial statements reflect 192,000,000 post-split shares (4,000,000 pre-split) outstanding prior to the Merger and 124,800,000 post-split shares (2,600,000 pre-split) issued as a result of the merger.  The accompanying financial statements also reflect the retirement of 307,200,000 post-split shares (6,400,000 pre-split) owned by the former officers and directors of NanoAsia who agreed to purchase NanoAsia’s former nano-technology business in exchange for the cancellation and return all of their collective common stock into treasury and the forgiveness of debts owed.

AD SYSTEMS COMMUNICATIONS, INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 6 – SIGNIFICANT EVENTS (CONTINUED)

The shareholder of the Company became the controlling shareholder of the combined entity. Accordingly, the transaction has been accounted for as a recapitalization of the Company.  The number of shares outstanding and per share amounts has been restated to recognize the recapitalization.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

Effective July 1, 2010, the board of directors approved a 6 for 1 stock dividend.  Each shareholder of record as of July 19, 2010, received five additional shares of common stock for each share of common stock held.  Each shareholder’s percentage of ownership in the company and his proportional voting power remains unchanged. The Company’s statements of stockholder’s equity have been retroactively restated to reflect the stock dividend.

On August 6, 2010, the Company issued 5,000,000 post-split shares of its common stock in satisfaction of $25,000 of related party debt. The Company recorded a loss on the settlement of debt of $275,000 for the difference between the market value of the shares issued and the value of the debt settled.

On August 6, 2010, the Company issued 89,000,000 post-split shares for services to various consultants at $0.06 per share for a total value of $5,340,000.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2010, the Company entered into a convertible note payable of $37,000.  The note bears interest at 12% per annum, is due on March 6, 2011, and is unsecured.  The note is convertible into shares of the Company’s common stock at 90% of the average bid price for the 10 days preceding the conversion.

Ad Systems Communications, Inc. was added to the Case No. 07C-20650: MegAvail, Inc. v. Market Specific Media, Inc. et al., Circuit Court of Oregon, Marion County in the Circuit Court of Oregon, Marion County, on July 28, 2010.  A pretrial hearing was scheduled for September 14, 2010.  However, the attorney representing certain of the defendants did not make an appearance.  That, along with the failure to attend depositions, resulted in an order of default entered in September 2010 against those defendants.  Ad Systems Communications, Inc. did not answer the amended complaint, which also resulted in an order of default on September 1, 2010.  As a result, the judge ordered a hearing scheduled for November 16, 2010.  Prior to the November 16, 2010 hearing, new counsel for Ad Systems Communications, Inc. and Mr. Heil moved the Circuit Court to set aside the default orders.  That motion was denied on November 1, 2010.  On November 12, 2010, counsel for  Ad Systems Communications, Inc. filed a notice of appeal with the Oregon Court of Appeals, appealing the Circuit Court’s order denying the motion to set aside the default orders.

All parties appeared at the November 16, 2010 hearing.  At the conclusion of the hearing, the judge signed and entered a judgment against all defendants, including Ad Systems Communications, Inc., jointly and severally, in the amount of $2,450,638.09 and attorney fees of $217,567.00, plus costs of $2,125.25.

In accordance with ASC 855-10, the Company’s management has reviewed all events subsequent to the date of these financial statements and there are no material subsequent events to report.

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

Overview

We are engaged in the business of developing, manufacturing, selling, and managing advertisement insertion hardware and software systems and services (our “Products” and “Services”). We have specifically targeted second and third tier cable TV operators that deploy national cable TV networks in the U.S. However, we do have plans to expand our operations to certain international markets.

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

We are an independent provider of designated market area (“DMA”) based cable TV advertising sales and commercial delivery in the U.S. Recently, we have expanded into the following areas:

▪	Springfield, Missouri DMA.
▪	Butte-Bozeman, Montana DMA.
▪	Manchester, Georgia DMA.
▪	Conifer, Georgia DMA.
▪	Toronto, Ohio DMA.
▪	Salt Lake City, Utah DMA.
▪	Pittsburgh, PA DMA.

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

We have a contracted customer base of 195 multi-year contracts.  With financing, we should be able to install these systems, which would increase our installed base to 824,400 in 2011.  We had previously disclosed this installed base should occur by 2010, but the lack of financing prevented this from happening.  We anticipate monthly revenues to parallel industry averages once fully deployed, which is $4 to $6 per subscriber at this time.

 We feel that we can realize our revenue projections by completing the hundreds of contracts we already have. Additionally, we intend to increase this installed base by closing on some of thousands of potential future contracts.

Our offices are located at 495 State Street Suite # 459, Salem, Oregon, 97301.  During the current reporting period, we opened a sales office in Salt Lake City, Utah and added a VP of Sales in the Salt Lake City office.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Our revenues have increased in each fiscal period. We reported revenues of $102,527 during the three months ended September 30, 2009, increasing to $225,129 in 2010.  We reported revenues of $321,570 during the nine months ended September 30, 2009, increasing to $548,225 in 2010.  Our steady increase in revenues is attributable to the addition of additional cable systems to our subscriber base and increased advertising revenues in our established cable systems. It takes approximately one year for a cable system to develop significant revenues after joining our system.

Our gross profit for the three months ended September 30, 2010 was $150,836, or approximately 67% of revenues. Gross profit for three months ended September 30, 2009 was $54,751, or approximately 53% of sales. Our margin for the three months ended September 30, 2010 was better than the same period in 2009 due to our commission splits being more favorable during the three months ended September 30, 2010 compared to the same period in 2009.

Gross profit for nine months ended September 30, 2009 was $387,750, or approximately 71% of sales.  Our cost of revenues remained relatively constant in proportion to our increase in revenues for the nine months ended September 30, 2010 and 2009.

Our operating expenses were $5,560,065 for the three months ended September 30, 2010, as compared with $100,919 for the same period ended 2009.  Operating expenses were dramatically more in 2010 that in 2009 because of a large amount of common shares, 89,000,000, were issued to various consultants at $0.06 per share in August 2010. Thus, consulting fees were $5,465,833 for the three months ended September 30, 2010 as compared with $91,168 for the three months ended September 30, 2010.  Operating expenses have also increased dramatically due to the cost of going public. General and administrative expenses increased to $41,401 during the three months September 30, 2010 from $5,123 in 2009.  Professional fees increased to $50,838 for the three months ended September 30, 2010 as compared with $3,628 for the same period ended 2009.

Our operating expenses were $6,096,355 for the nine months ended September 30, 2010, as compared with $269,177 for the same period ended 2009.  Again, operating expenses were dramatically more in 2010 that in 2009 because of a large amount of shares, 89,000,000, were issued to various consultants at $0.06 per share in August 2010. Thus, consulting fees were $5,736,963 for the nine months ended September 30, 2010 as compared with $230,050 for the nine months ended September 30, 2010.  Operating expenses have also increased dramatically due to the cost of going public. General and administrative expenses increased to $243,739 during the nine months September 30, 2010 from $34,499 in 2009.  And professional fees increased to $106,337 for the nine months ended September 30, 2010 as compared with $3,628 for the same period ended 2009.

We incurred other expenses in the amount of $385,087 for the three months ended September 30, 2010 and $447,032 for the nine months ended September 30, 2010.  We incurred no other expenses for the three and nine months ended September 30, 2009.  The majority of the other expenses for the three and nine months ended September 30, 2010 resulted from a loss on the settlement of debt of $275,000, represented by the issuance of 5,000,000 shares at the trading price of $0.06 per share.

We incurred a net loss of $5,794,316 for the three months ended September 30, 2010, compared with a net loss of $46,168 for the three months ended September 30, 2010.  We incurred a net loss of $6,155,637 for the nine months ended September 30, 2010, compared with a net loss of $53,725 for the nine months ended September 30, 2009.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the Financial Statements.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $338,789 and total assets of $404,586. Our total current liabilities as of September 30, 2010 were $1,477,958.  Thus, we had a working capital deficit of $1,139,169 as of September 30, 2010.

Operating activities used $476,319 in cash for the nine months ended September 30, 2010. Our net loss of $6,155,637 combined with an increase in accounts receivable of $125,808, offset by common stock issued for services of $5,340,000, loss on the settlement of debt in the amount of $275,000 derivative liability in the amount of $105,598, and increase in accounts payable of $125,582 was the primary reason for our negative operating cash flow. Our cash used in investing activities was $69,113 during the nine months ended September 30, 2010 was for the purchase of equipment. Cash flows provided by financing activities during the nine months ended September 30, 2010 was $540,286 represented by proceeds from convertible notes payable in the amount of $450,000 and proceeds from related party advances in the amount of $90,286.

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

Item 4T.     Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) inadequate knowledge to address complex accounting and tax issues that may arise; and (v) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remedied.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

MegAvail, Inc. v. Market Specific Media, Inc. et al., Circuit Court of Oregon, Marion County, Case No. 07C-20650

Ad Systems Communications, Inc. was added to the above-entitled action in the Circuit Court of Oregon, Marion County, on July 28, 2010.  Our officer and director, J. Michael Heil, was added to the action on July 5, 2008. Other defendants to the action include: Market Specific Media, Inc. a Nevada corporation; Ad System, Inc., a Utah corporation; Praebius Communications, Inc., a Nevada corporation; and certain individual persons named as defendants.

The original complaint to the action was filed October 10, 2007. The amended complaint that includes Ad Systems Communications, Inc. and Mr. Heil alleges claims for misappropriation of trade secrets, replevin, conversion, interference with business relations, and breach of contract.

A pretrial hearing was scheduled for September 14, 2010.  However, the attorney representing certain of the defendants, and including Mr. Heil, did not make an appearance.  That, along with the failure to attend depositions, resulted in an order of default entered in September 2010 against Mr. Heil and those defendants.  Ad Systems Communications, Inc. did not answer the amended complaint, which also resulted in an order of default on September 1, 2010.  As a result, the judge ordered MegAvail, Inc. to appear and present a prima facie case for hearing scheduled for November 16, 2010.  Prior to the November 16, 2010 hearing, new counsel for Ad Systems Communications, Inc. and Mr. Heil moved the Circuit Court to set aside the default orders.  That motion was denied on November 1, 2010.  On November 12, 2010, counsel for  Ad Systems Communications, Inc. and Mr. Heil filed a notice of appeal with the Oregon Court of Appeals, appealing the Circuit Court’s order denying the motion to set aside the default orders.

All parties appeared at the November 16, 2010 hearing, and the court allowed MegAvail, Inc. to present its prima facie case. At the conclusion of MegAvail’s evidence, the judge signed and entered a judgment against all defendants, including Ad Systems Communications, Inc. and Mr. Heil, jointly and severally, in the amount of $2,450,638.09 and attorney fees of $217,567.00, plus costs of $2,125.25.

The defendants are in the process of filing notices of appeal against the judgment, and a writ of mandamus seeking intervention by the Supreme Court directing the Circuit Court to follow proper procedures, and any other available remedies under Oregon law.

If Ad Systems Communications, Inc. is unable to obtain a stay of execution on the above judgment entered, the company may have to seek bankruptcy protection.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2010, the Company issued 5,000,000 post-split shares of its common stock in satisfaction of $25,000 of related party debt. The Company recorded a loss on the settlement of debt of $275,000 for the difference between the market value of the shares issued and the value of the debt settled.

On August 6, 2010, we issued 89,000,000 shares for services to various consultants at $0.06 per share as a one-time bonus for a total value of $5,340,000.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

The information contained in Part II, Items 1 and 2 are incorporated herein by reference.

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

Ad Systems Communications, Inc.

Date:	November 22, 2010

By: /s/ J. Michael Heil J. Michael Heil Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director